Form 10-Q
period 2004-12-31
Prestige Brands International, LLC
filed 2005-01-26
CIK 1295522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended December 31, 2004

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from        to        .

COMMISSION FILE NUMBER:

PRESTIGE BRANDS INTERNATIONAL, LLC

(Exact name of registrant as specified in its charter)

DELAWARE	20-0941337
(State of incorporation)	(I.R.S. Employer Identification No.)

90 NORTH BROADWAY IRVINGTON, NEW YORK 10533	(914) 524-6810
(Address of Principal Executive Offices, including Zip Code)	(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

As of December 31, 2004, the registrant had no of shares of common stock outstanding.

Indicate by check mark whether the registrant is an accelerated filer (as defined by rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Prestige Brands International, LLC

Quarterly Report for the Three and Nine Months Ended December 31, 2004

Item I. Financial Statements

Prestige Brands International, LLC

Consolidated Balance Sheet (unaudited)

(in thousands)

	December 31 2004	March 31, 2004
	(successor basis)	(successor basis)
ASSETS
Current assets:
Cash	$6,754	$3,393
Accounts receivable, net	36,125	15,391
Other receivables	718	341
Inventories, net	18,888	9,748
Deferred income tax asset	6,574	1,647
Prepaid expenses and other current assets	2,576	234
Total current assets	71,635	30,754
Property and equipment, net	2,670	880
Goodwill	294,660	55,594
Other long-term assets, net	633,067	239,394
Total assets	$1,002,032	$326,622
LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$17,806	$5,281
Accounts payable - related parties	1,000	—
Accrued expenses	18,857	7,264
Current portion of long-term debt	3,730	2,000
Total current liabilities	41,393	14,545
Long-term debt	676,563	146,694
Deferred income tax liability	85,070	38,874
Total liabilities	803,026	200,113
Commitments and contingencies (Note 7)
Members’ equity:
Contributed capital	183,533	124,719
Retained earnings	15,473	1,790
Total members’ equity	199,006	126,509
Total liabilities and members’ equity	$1,002,032	$326,622

The accompanying notes are an integral part of these financial statements.

Prestige Brands International, LLC

Consolidated Statement of Operations (unaudited)

(in thousands)

	Three months ended December 31,		Nine months ended December 31,
	2004	2003	2004	2003
	(successor basis)	(predecessor basis)	(successor basis)	(predecessor basis)

REVENUES:
Net sales	$75,829	$19,122	$224,831	$62,085
Other revenues	25	—	126	—
Other revenues - related parties	—	97	—	292

Total revenues	75,854	19,219	224,957	62,377

COST OF SALES:
Cost of sales	33,923	7,485	107,889	23,572

Gross profit	41,931	11,734	117,068	38,805

OPERATING EXPENSES:
Advertising and promotion	7,265	2,736	31,340	11,990
General and administrative	5,690	2,879	15,113	7,813
Depreciation	457	73	1,395	217
Amortization of intangible assets	2,148	1,246	5,753	3,732

Total operating expenses	15,560	6,934	53,601	23,752

Operating income	26,371	4,800	63,467	15,053

OTHER INCOME (EXPENSE):
Interest income	48	14	135	212
Interest expense	(12,042)	(2,162)	(34,012)	(6,748)
Loss on extinguishment of debt	—	—	(7,567)	—

Total other income (expense)	(11,994)	(2,148)	(41,444)	(6,536)

Income before income taxes	14,377	2,652	22,023	8,517

Provision for income taxes	(5,230)	(1,052)	(8,340)	(3,364)

Net income	$9,147	$1,600	$13,683	$5,153

The accompanying notes are an integral part of these financial statements.

Prestige Brands International, LLC

Consolidated Statement of Members’ Equity (unaudited)

(in thousands)

	Contributed Capital	Retained Earnings	Total

Balance at March 31, 2004	$124,719	$1,790	$126,509

Cash contribution of capital related to Bonita Bay Acquisition, net of offering costs	58,487	—	58,487
Issuance of Prestige Holdings units in conjunction with Bonita Bay Acquisition	92	—	92
Issuance of Prestige Holdings units	235		235
Net income	—	13,683	13,683

Balance at December 31, 2004	$183,533	$15,473	$199,006

The accompanying notes are an integral part of these financial statements.

Prestige Brands International, LLC

Consolidated Statement of Cash Flows (unaudited)

(in thousands)

	Nine months ended
	December 31, 2004	December 31, 2003
	(successor basis)	(predecessor basis)
Cash flows from operating activities:
Net income	$13,683	$5,153
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on extinguishment of debt	7,567	—
Depreciation	1,395	217
Amortization of intangible assets	5,753	3,732
Amortization of deferred financing costs	2,290	222
Amortization of debt discount	—	924
Amortization of deferred compensation	—	60
Increase in long-term debt due to accrued interest	—	333
Deferred income taxes	12,749	3,113
Changes in operating assets and liabilities, net of effects of purchase of businesses:
Accounts receivable	(5,477)	2,691
Accounts receivable - related parties	—	(1,085)
Other receivables	(377)	(1,150)
Inventories	8,041	(1,459)
Prepaid expenses and other current assets	(914)	271
Accounts payable	1,160	(995)
Accounts payable - related parties	1,000	(1,114)
Accrued expenses	(6,932)	(2,009)
Net cash provided by operating activities	39,938	8,904
Cash flows from investing activities:
Purchase of property and equipment	(198)	(64)
Purchase of intangibles	—	(479)
Purchase of businesses, net of cash acquired	(425,479)	—
Net cash used in investing activities	(425,677)	(543)
Cash flows from financing activities:
Proceeds from borrowings	698,512	13,539
Repayment of borrowings	(344,605)	(24,647)
Payment of deferred financing costs	(23,529)	(115)
Proceeds from capital contributions	58,722	—
Net cash provided by (used in) financing activities	389,100	(11,223)
Net increase in cash	3,361	(2,862)
Cash at beginning of period	3,393	3,530
Cash at end of period	$6,754	$668

Supplemental disclosure of non-cash
investing and financing activities:
Fair value of assets acquired, net of cash acquired	$655,537	$—
Fair value of liabilities assumed	(229,966)	—
Purchase price funded with non-cash capital contribution	(92)	—
Cash paid to purchase businesses	$425,479	$—

The accompanying notes are an integral part of these financial statements.

Prestige Brands International, LLC

Notes to Unaudited Consolidated Financial Statements

(in thousands)

1.      BUSINESS AND BASIS OF PRESENTATION

Nature of Business

On February 6, 2004, Prestige International Holdings, LLC (“Prestige Holdings” or the “Company”), through two indirect, wholly owned subsidiaries, acquired all of the outstanding capital stock of Medtech Holdings, Inc. (“Medtech”) and The Denorex Company (“Denorex”) (collectively the “Predecessor Company”) (the “Medtech Acquisition”).  Prestige Holdings is controlled by affiliates of GTCR Golder Rauner II, LLC.  On March 5, 2004, the Company, through an indirect, wholly-owned subsidiary, acquired all of the outstanding capital stock of The Spic and Span Company (“Spic and Span”) (the “Spic and Span Acquisition”).  On April 6, 2004, the Company, through an indirect, wholly owned subsidiary, acquired all of the outstanding capital stock of Bonita Bay Holdings, Inc. (“Bonita Bay”) (the “Bonita Bay Acquisition”).  On October 6, 2004, the Company acquired all of the outstanding capital stock of Vetco Inc. (“Vetco”) (the “Vetco Acquisition”).

The Company is engaged in the marketing, sales and distribution of over-the-counter, personal care and household cleaning brands to mass merchandisers, drug stores, supermarkets and club stores primarily in the United States.

Basis of Presentation of Unaudited Interim Financial Information

The unaudited consolidated financial information herein has been prepared in accordance with accounting principles generally accepted in the United States of America.  In the opinion of management, the financial statements include all adjustments, consisting only of normal recurring adjustments that are considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods.  Operating results for the three and nine months ended December 31, 2004 are not necessarily indicative of results that may be expected for the entire year.  This financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended March 31, 2004 of the Company, which are included in the amended Registration Statement on Form S-4 filed with the Securities and Exchange Commission on October 25, 2004.

The Medtech Acquisition was accounted for as a purchase transaction.  As a result, the combined Medtech and Denorex assets and liabilities were adjusted to fair value as of February 6, 2004, in accordance with SFAS No. 141, “Business Combinations.”  For financial reporting purposes, Medtech and Denorex, which were under common control and management, are considered the predecessor entities.  Accordingly, the results of operations for the three and nine months ended December 31, 2003 and cash flows for the nine months ended December 31, 2003 represent the combined historical financial statements of Medtech and its subsidiaries and Denorex (“predecessor basis”).  The balance sheets of the Company as of December 31 and March 31, 2004 and the results of operations for the three and nine months ended December 31, 2004 and cash flows for the nine months ended December 31, 2004 reflect those purchase accounting adjustments resulting from the Medtech Acquisition (“successor basis”).  The Spic and Span, Bonita Bay and Vetco Acquisitions were also accounted for as purchase transactions.  The results of operations and cash flows for Spic and Span, Bonita Bay and Vetco have been reflected in the Company’s consolidated statements of operations and cash flows beginning on their respective acquisition dates.  All significant intercompany transactions and balances have been eliminated.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 123R (“Share-Based Payment”).  SFAS 123R requires the Company to recognize compensation expense for equity instruments awarded to employees.  SFAS 123R is effective for the Company as of the beginning of the first interim period that begins after June 15, 2005.  The Company does not expect the adoption of this standard to have a significant impact on its financial statements.

2.       ACQUISITIONS OF BUSINESS

On April 6, 2004, the Company acquired all of the outstanding capital stock of Bonita Bay for a purchase price of approximately $562,858  (including working capital adjustments totaling $1,091).  In accordance with SFAS No. 141, the Company was determined to be the accounting acquirer.

The Bonita Bay Acquisition, including fees and expenses related to the new financing of $22,651 and funds used to pay off $154,422 of debt and accrued interest incurred to finance the Medtech Acquisition, was financed through the following sources:

Revolving Credit Facility	$3,512
Tranche B Term Loan	355,000
Tranche C Term Loan Facility	100,000
9.25% Senior Subordinated Notes	210,000
Capital contributions from Prestige Holdings	58,579
Total sources of funds	$727,091

The total purchase price of the Bonita Bay Acquisition (which included cash paid to the selling shareholders of $382,269, 94 Prestige Holdings Class B Preferred Units valued at an aggregate of $91 and 18,842 Prestige Holdings Common Units valued at an aggregate of $1, assumed debt and accrued interest which was retired of $176,918 and acquisition costs of $3,579) was allocated to the acquired assets and liabilities as set forth in the following table:

Bonita Bay
Cash	$4,304
Accounts receivable	13,121
Inventories	16,271
Prepaid expenses and other current assets	1,391
Property, plant and equipment	2,982
Goodwill	217,860
Intangible assets	352,460
Accounts payable and accrued liabilities	(27,745)
Long-term debt	(172,898)
Deferred income taxes	(28,520)
$379,226

As a result of the Bonita Bay Acquisition, the Company recorded indefinite lived trademarks of $340,700 and $11,760 of trademarks with an estimated weighted average useful life of 7 years.

On October 6, 2004, the Company acquired all of the outstanding stock of Vetco, Inc. for a purchase price of approximately $50,649.  To finance the acquisition, the Company used cash on hand of approximately $20,649 and borrowed an additional $12,000 from its revolving credit facility and $18,000 on its tranche B term loan facility.

The total purchase price of the Vetco Acquisition was allocated to the acquired assets and liabilities as set forth in the following table:

Vetco
Cash	$—
Accounts receivable	2,136
Inventories	910
Prepaid expenses and other current assets	37
Property, plant and equipment	5
Goodwill	21,206
Intangible assets	27,158
Accounts payable and accrued liabilities	(803)
Long-term debt	—
Deferred income taxes	—
$50,649

As a result of the Vetco acquisition, the Company recorded $27,000 of trademarks with an estimated useful life of 20 years and $158 related to a 5 year non-compete agreement with the former owner of Vetco.

The following table reflects the unaudited results of the Company’s operations on a pro forma basis as if the Medtech, Spic and Span, Bonita Bay and Vetco Acquisitions had been completed on April 1, 2003.  The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated as of April 1, 2003, nor is it necessarily indicative of future operating results.

Pro Forma Three months ended December 31, 2003
(unaudited)
Net sales	$81,138
Income before income taxes	$16,387
Net income	$9,842

	Pro Forma Nine months ended December 31, 2004	Pro Forma Nine months ended December 31, 2003
	(unaudited)	(unaudited)
Net sales	$231,173	$219,035
Income before income taxes	$31,124	$32,331
Net income	$19,297	$20,278

The results of operations of Vetco for the period October 1, 2004 to October 5 2004 were not material.  Accordingly, pro forma information for the three months ended December 31, 2004 has not been presented.

3.      INVENTORIES

Inventories, net consist of the following:

	December 31, 2004	March 31, 2004
	(successor basis)

Packaging and raw materials	$4,110	$1,562
Finished goods	14,778	8,186
Total	$18,888	$9,748

Inventories are shown net of reserves for obsolete and slow moving inventory of $1,791 and $125 at December 31 and March 31, 2004, respectively.

4.      OTHER LONG-TERM ASSETS

Other long-term assets consist of the following at December 31, 2004:

	Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(successor basis)
Intangible assets:
Indefinite lived trademarks	$522,346	$—	$522,346
Amortizable intangible assets:
Trademarks	94,900	(6,635)	88,265
Non-compete agreement	158	(8)	150
	617,404	(6,643)	610,761

Deferred financing costs, net	21,248	—	21,248
Deferred offering costs	1,058	—	1,058
Total	$639,710	$(6,643)	$633,067

Other long-term assets consist of the following at March 31, 2004:

	Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(successor basis)
Intangible assets:
Indefinite lived trademarks	$181,361	$—	$181,361
Amortizable intangible assets:
Trademarks	56,140	(890)	55,250
	237,501	(890)	236,611

Deferred financing costs, net	2,783	—	2,783
Total	$240,284	$(890)	$239,394

As of December 31, 2004, the Company’s future amortization of intangible assets is expected to be as follows:

Year ending
March 31,
2005	$2,148
2006	8,592
2007	8,592
2008	8,592
2009	8,592
Thereafter	51,899
Total	$88,415

5.      LONG-TERM DEBT

Long-term debt consists of the following:

	December 31, 2004	March 31, 2004
	(successor basis)
Revolving Credit Facility	$—	$—
Tranche B Term Loan Facility	370,293	—
Tranche C Term Loan Facility	100,000	—
Senior Subordinated Notes	210,000	—
Medtech Revolving Credit Facility	—	10,548
Medtech Term Loan Facility	—	100,000
Medtech Subordinated Notes	—	38,146
	680,293	148,694
Less: current portion	(3,730)	(2,000)

Long-term debt	$676,563	$146,694

Interest Rate Protection Agreement

On June 30, 2004, the Company purchased a 5% interest rate cap covering $20,000 of its debt.  The interest rate cap terminates in June 2006.

6.        BUSINESS SEGMENTS

Segment information has been prepared in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Operating segments are determined based on product lines.  Within each reportable segment are operating segments which have similar economic characteristics, including the nature of the products, production process, type of customer and method of distribution.

There were no inter-segment sales or transfers during the three or nine months ended December 31, 2004 and 2003. The Company evaluates the performance of its product lines and allocates resources to them based primarily on contribution margin.  The tables below summarize information about reportable segments.  The Company did not operate in the household cleaning segment during the three and nine months ended December 31, 2003.

Three months ended December 31, 2004	Over-the-Counter Drug	Personal Care	Household Cleaning	Consolidated
(successor basis)
Net sales	$44,755	$7,517	$23,557	$75,829
Other revenues	—	—	25	25
Total revenues	44,755	7,517	23,582	75,854
Cost of sales	16,376	3,601	13,946	33,923
Gross profit	28,379	3,916	9,636	41,931
Advertising and promotion	4,780	864	1,621	7,265
Contribution margin	23,599	3,052	8,015	34,666
Other operating expenses				8,295
Operating income				26,371
Other income (expense)				(11,994)
Provision for income taxes				(5,230)

Net Income				$9,147

Three months ended December 31, 2003	Over-the-Counter Drug	Personal Care	Other	Consolidated
(predecessor basis)
Net sales	$12,664	$6,458	$—	$19,122
Other revenues - related party	—	—	97	97
Total revenues	12,664	6,458	97	19,219
Cost of sales	4,536	2,949	—	7,485
Gross profit	8,128	3,509	97	11,734
Advertising and promotion	1,101	1,635	—	2,736
Contribution margin	7,027	1,874	97	8,998
Other operating expenses				4,198
Operating income				4,800
Other income (expense)				(2,148)
Provision for income taxes				(1,052)

Net income				$1,600

Nine months ended December 31, 2004	Over-the-Counter Drug	Personal Care	Household Cleaning	Consolidated
(successor basis)
Net sales	$121,910	$25,545	$77,376	$224,831
Other revenues	—	—	126	126
Total revenues	121,910	25,545	77,502	224,957
Cost of sales	46,935	12,745	48,209	107,889
Gross profit	74,975	12,800	29,293	117,068
Advertising and promotion	19,430	5,306	6,604	31,340
Contribution margin	55,545	7,494	22,689	85,728
Other operating expenses				22,261
Operating income				63,467
Other income (expense)				(41,444)
Provision from income taxes				(8,340)

Net income				$13,683

Nine months ended December 31, 2003	Over-the-Counter Drug	Personal Care	Other	Consolidated
(predecessor basis)
Net sales	$39,441	$22,644	$—	$62,085
Other revenues - related party	—	—	292	292
Total revenues	39,441	22,644	292	62,377
Cost of sales	13,166	10,406	—	23,572
Gross profit	26,275	12,238	292	38,805
Advertising and promotion	6,239	5,751	—	11,990
Contribution margin	20,036	6,487	292	26,815
Other operating expenses				11,762
Operating income				15,053
Other income (expense)				(6,536)
Provision for income taxes				(3,364)

Net income				$5,153

During the nine months ended December 31, 2004, virtually all sales were made to customers in the United States and Canada.

No individual geographical area accounted for more than 10% of net sales in any of the periods presented.  At December 31, 2004, all of the Company’s long-term assets were located in the United States.

7.        Commitments and Contingencies

In June 2003, a lawsuit, Theodosakis v. Walgreens, et al, was filed in Federal District Court in Arizona, in which the plaintiff alleged that Medtech Products, a wholly-owned subsidiary of Medtech, and others infringed the dress trade of a book titled “The Arthritis Cure” in connection with the sale of dietary supplement products under the core trademark ARTHx.  In addition, the complaint alleged that Medtech Products and others made false endorsements, engaged in unfair competition, made false designations of origin and invaded the privacy rights of the plaintiff.  The ARTHx trademarks, goodwill and inventory were sold by Medtech Products to a third party, Contract Pharmacal Corporation, in March 2003.  On January 12, 2005 our motions for summary judgment on the basis of Laches and Statute of Limitations were granted by the court.  The plaintiff has a right to a perfect appeal within 30 days.

The Company is also involved from time to time in routine legal matters and other claims incidental to its business.  When it appears probable in management’s judgment that the Company will incur monetary damages or other costs in connection with such claims and proceedings, and such costs can be reasonably estimated, liabilities are recorded in the financial statements and charges are recorded against earnings.  The Company believes the resolution of such routine matters and other incidental claims, taking into account reserves and insurance, will not have a material adverse effect on the Company’s financial condition or results of operations.

8.        Subsequent Events

In January 2005, the Prestige Brands Holdings, Inc., the ultimate parent of the company, filed an amended registration statement on Form S-1 to offer 23,333,333 shares of its common stock to the public.

Item 2.      Management’s Discussion and Analysis of
Financial Condition and Results of Operations.

The following discussion should be read together with the unaudited consolidated financial statements and the related notes included elsewhere in this document.

GENERAL

Overview.  We are a branded consumer products company with a diversified portfolio of well-recognized brands in the over-the-counter drug, household cleaning and personal care categories.  Our products are sold by mass merchandisers, and in drug, grocery, dollar and club stores.  Our senior management team and dedicated sales force maintain long-standing relationships with our top 50 customers, which accounted for approximately 81% of our gross sales, on a pro forma basis excluding the Vetco acquisition, for the year ended March 31, 2004.  Our principal customer relationships include Wal-Mart, Walgreens, Target, CVS and Kroger.

We conduct our operations through three principal business segments: Over-the-Counter Drug, Household Cleaning and Personal Care.

Results of Operations

The following tables set forth the net sales, gross profit and contribution margin (i.e., gross profit less advertising and promotion, or A&P by segment).

The summary unaudited pro forma segment data are provided for informational purposes only and are not necessarily indicative of the operating results that would have occurred had the transactions been consummated on the date indicated above, nor are they necessarily indicative of our future results of operations.

	Three months ended (unaudited)
	December 31, 2004	December 31, 2003	December 31, 2003
	(successor basis)	(predecessor basis)	(pro forma basis)

Net Sales
Over-the-counter drug	$44,755	$12,664	$41,020
Personal care	7,517	6,458	8,190
Household cleaning	23,582	—	27,588
Other	—	97	97
Total net sales	75,854	19,219	76,895

Gross Profit
Over-the-counter drug	28,379	8,128	27,356
Personal care	3,916	3,509	4,423
Household cleaning	9,636	—	11,902
Other	—	97	97
Total gross profit	41,931	11,734	43,778

Contribution Margin
Over-the-counter drug	23,599	7,027	22,250
Personal care	3,052	1,874	2,572
Household cleaning	8,015	—	7,107
Other	—	97	97
Total contribution margin	34,666	8,998	32,026

Three months ended December 31, 2004 compared to the three months ended December 31, 2003

The following includes a discussion of the results for the historical quarters ended December 31, 2004 and 2003, as well as, a discussion of the pro forma quarter ended December 31, 2003 compared to actual results for the quarter ended December 31, 2004.  Use of the term “pro forma” throughout the following discussion reflects the unaudited results of our operations as if the Spic and Span acquisition and the Bonita Bay acquisition had both been completed on April 1, 2003, without giving effect to the Vetco acquisition, which is not considered material to the pro forma results.

Net Sales.  Net sales increased by $56.6 million, or 294.7%, from $19.2 million for the quarter ended December 31, 2003 to $75.9 million for the quarter ended December 31, 2004.  The sales increase is driven by the acquisitions of Bonita Bay, Spic and Span, and Vetco in April 2004, March 2004 and October 2004, respectively.  The over-the-counter (“OTC”) segment had net sales of $44.8 million for the quarter ended December 31, 2004, an increase of $32.1 million over the quarter ended December 31, 2003, primarily as a result of the Bonita Bay Acquisition.  The personal care segment had net sales of $7.5 million for the quarter ended December 31, 2004, an increase of $1.1 million over the quarter ended December 31, 2003, primarily as a result of the Bonita Bay Acquisition.  The household cleaning segment, which was acquired through the Spic and Span and Bonita Bay acquisitions, had sales of $23.6 million for the quarter ended December 31, 2004 compared to no sales for the quarter ended December 31, 2003.  On a pro forma basis, net sales decreased by $1.0 million, or 1.4%, from $76.9 million for the quarter ended December 31, 2003 to $75.9 million for the quarter ended December 31, 2004.  The decrease in sales resulted from declines in the household cleaning and personal care categories, partially offset by an increase in the OTC drug category.

Over-the-Counter Drug Category.  Pro forma net sales for the OTC drug category were

$44.8 million for the quarter ended December 31, 2004 compared to pro forma net sales of $41.0 million for the quarter ended December 31, 2003.  The strong sales increase was driven by increases in the Clear Eyes (+$2.1 million) and Compound W (+$1.7 million) brands.  In addition, the Little Remedies brand, acquired in the Vetco Acquisition in October 2004, contributed $4.4 million of net sales in the quarter.  Partially offsetting the sales increases discussed above were decreases for the Chloraseptic (-$3.2 million) and Murine (-$1.3 million) brands.

The Chloraseptic decline is related to the timing of the flu season in the FY 2003 quarter.  A severe flu season in November and December 2003 led to an extremely strong sales performance in December 2003.  The flu season in the quarter ended December 31, 2004 was comparatively mild.

Personal Care Category.  On a pro forma basis, net sales for the personal care category declined by $0.7 million or, 8.2%, from $8.2 million for the quarter ended December 31, 2003 to $7.5 million for the quarter ended December 31, 2004.

Household Cleaning Category.  On a pro forma basis, the household cleaning category net sales decreased by $4.0 million, or 14.5% from $27.6 million for the quarter ended December 31, 2003 to $23.6 million for the quarter ended December 31, 2004.  The decrease was attributable to Comet, which declined from net sales of $22.5 million in the quarter ended December 31, 2003 to $18.4 million in the quarter ended December 31, 2004.  Sales in the 2003 quarter were bolstered by $2.7 million of volume for two new products launches - a disposable toilet bowl brush (Comet Clean and Flush) and toilet bowl tablets - which were discontinued in FY 2005.

Gross Profit.  Gross profit increased by $30.2 million, or 257.3%, from $11.7 million for the quarter ended December 31, 2003 to $41.9 million for the quarter ended December 31, 2004.  The increase in gross profit is driven by the sales increase in the current year.  As a percentage of sales, gross profit declined from 61.1% for the quarter ended December 31, 2003 to 55.3% for the quarter ended December 31, 2004.  The margin decline is due to the addition of the household cleaning segment in the current year.  Gross margins in the household cleaning segment are significantly lower than gross margins in the OTC and personal care categories.

On a pro forma basis, gross profit decreased by $1.8 million, or 4.2%, from $43.8 million for the quarter ended December 31, 2003 to $41.9 million for the quarter ended December 31, 2004.  The decrease in gross profit is a result of the sales decrease in the current year.  As a percentage of sales, gross profit declined from 56.9% for the quarter ended December 31, 2003 to 55.3% for the quarter ended December 31, 2004.

Over-the-Counter Drug Category. On a pro forma basis, OTC gross profit increased by $1.0 million, or 3.7%, from $27.4 million for the quarter ended December 31, 2003 to $28.4 million for the quarter ended December 31, 2004.  The increase was due to the sales increase in the current year.  Gross profit as a percentage of sales declined from 66.7% for the quarter ended December 31, 2003 to 63.4% for the quarter ended December 31, 2004.  The decline in margin as a percentage of sales was driven by a change in sales mix.

Personal Care Category.  On a pro forma basis, the personal care segment’s gross profit decreased by $0.5 million, or 11.5%, from $4.4 million for the quarter ended December 31, 2003 to $3.9 million for the quarter ended December 31, 2004.  The decrease in gross profit was due to the sales decline.

Household Cleaning Category.  On a pro forma basis, the household cleaning segment’s gross profit decreased by $2.3 million, or 19.0%, from $11.9 million for the quarter ended December 31, 2003 to $9.6 million for the quarter ended December 31, 2004.  The decline in gross profit was due to the sales decline.

Contribution Margin.  Contribution margin increased by $25.7 million, or 285.3%, from $9.0 million for the quarter ended December 31, 2003 to $34.7 million for the quarter ended December 31, 2004.  The increase in contribution margin was due to the sales increase discussed above.

On a pro forma basis, contribution margin increased by $2.6 million, or 8.2%, from $32.0 million for the quarter ended December 31, 2003 to $34.7 million for the quarter ended December 31, 2004.  The increase was due to a reduction of $4.5 million in advertising and selling expenses, from $11.8 million for the quarter ended December 31, 2003 to $7.3 million for the quarter ended December 31, 2004, offset by the gross profit decline discussed above.  The decrease in advertising and selling expenses was due to the following: (i) approximately $2.0 million in advertising and selling expenses related to the Comet disposable toilet bowl brush in the December 2003 quarter (which were not incurred in the December 2004 quarter); (ii) synergies savings (as a result of the Acquisitions) related to agency fees, media buying and broker commissions amounted to approximately $0.7 million in the quarter; and (iii) other sales promotion and trade promotion expenses were $1.7 million lower than the quarter ended December 31, 2003.  This decrease was offset by an increase in price allowances of $1.2 million for the quarter ended December 31, 2004.

Over-the-Counter Drug Category. Pro forma contribution margin for the OTC segment increased by $1.4 million, or 6.1%, from $22.2 million for the quarter ended December 31, 2003 to $23.6 million for the quarter ended December 31, 2004.  The increase in contribution margin was due to the sales increase.

Personal Care Category.  Pro forma contribution margin for the personal care segment increased by $0.5 million, or 18.7%, from $2.6 million for the quarter ended December 31, 2003 to $3.1 million for the quarter ended December 31, 2004.  The increase in contribution margin was driven by reductions in sales promotion, trade promotion and broker commissions in the current quarter.

Household Cleaning Category.  Pro forma contribution margin for the household cleaning segment increased by $0.9 million, or 12.8%, from $7.1 million for the quarter ended December 31, 2003 to $8.0 million for the quarter ended December 31, 2004.  The increase in contribution margin was due to the reductions in advertising and trade promotion expenditures for Comet in the current quarter primarily due to the discontinuance of advertising related to the disposable toilet bowl brush.

General and Administrative Expenses.  General and administrative expenses increased by $2.8 million, or 97.6%, from $2.9 million for the quarter ended December 31, 2003 to $5.7 million for the quarter ended December 31, 2004.  The increase in expenses was due to the additional expenses associated with adding the brands acquired in the Bonita Bay, Spic and Span and Vetco Acquisitions to the portfolio.  The acquisitions resulted in increases to most general and administrative line items including compensation, office space, insurance costs, and legal and accounting expenses.  In addition, the decision to abandon our proposed IDS offering during the quarter resulted in recognition of $0.5 million of IDS related legal and accounting expenses in the period ending December 31, 2004.

Depreciation and Amortization Expense.  Depreciation and amortization expense increased by $1.3 million, or 97.5%, from $1.3 million for the quarter ended December 31, 2003 to $2.6 million for the quarter ended September 30, 2004.  The increase is due primarily to amortization of intangible assets related to the acquisitions and an increase in depreciation related to the Bonita Bay Acquisition

Interest Expense, net.  Net interest expense increased by $9.8 million, or 458.8%, from $2.2 million for the quarter ended December 31, 2003 to $12.0 million for the quarter ended December 31, 2004.  The increase in interest expense is due primarily to the increased levels of indebtedness outstanding after the acquisitions and related financing transactions.

Income Taxes.  The income tax provision for the quarter ended December 31, 2004 was $5.2 million, with an effective rate of 36.4%, compared to a provision of $1.1 million for the quarter ended December 31, 2003, with an effective rate of 39.7%.  The difference between the U.S. federal statutory rate of 34% and the effective rates is primarily due to state tax considerations.

	Nine months ended (unaudited)
	December 31, 2004	December 31, 2003	December 31, 2003
	(successor basis)	(predecessor basis)	(pro forma basis)

Net Sales
Over-the-counter drug	$121,910	$39,441	$108,363
Personal care	25,545	22,644	28,170
Household cleaning	77,502	—	78,579
Other	—	292	292
Total net sales	224,957	62,377	215,404

Gross Profit
Over-the-counter drug	74,975	26,275	71,977
Personal care	12,800	12,238	14,905
Household cleaning	29,293	—	34,093
Other	—	292	292
Total gross profit	117,068	38,805	121,267

Contribution Margin
Over-the-counter drug	55,545	20,036	52,473
Personal care	7,494	6,487	7,530
Household cleaning	22,689	—	22,963
Other	—	292	292
Total contribution margin	85,728	26,815	83,258

Nine months ended December 31, 2004 compared to the nine months ended December 31, 2003

The following includes a discussion of the year-to-date results for the nine months ended December 31, 2004 and 2003 as well as, a discussion of the pro forma December 31, 2003 year-to-date results compared to actual December 31, 2004 year-to-date results.  Use of the term “pro forma” throughout the following discussion reflects the unaudited results of our operations as if the Spic and Span acquisition and the Bonita Bay acquisition had both been completed on April 1, 2003, without giving effect to the Vetco acquisition, which is not considered material to the pro forma results.

Net Sales.     Net sales increased by $162.6 million, or 260.6%, from $62.4 million for the nine months ended December 31, 2003 to $225.0 million for the nine months ended December 31, 2004.  On a pro forma basis, net sales increased by $9.6 million, or 4.4%, from $215.4 million for the nine months ended December 31, 2003 to $225.0 million for the nine months ended December 31, 2004.  The sales increase was driven by the acquisitions of Spic and Span, Bonita Bay and Vetco in March 2004, April 2004 and October 2004, respectively.  The Over-the- Counter Drug Category had net sales of $121.9 million for the nine months ended December 31, 2004, an increase of $82.5 million over net sales of $39.4 million for the nine months ended December 31, 2003.  The Personal Care Category has net sales of $25.5 million for the nine months ended December 31, 2004 compared to net sales of $22.6 million for the nine months ended December 31, 2003.  The Household Cleaning Category, which was acquired as part of the Spic and Span and Bonita Bay

Acquisitions, had sales of $77.5 million for the nine months ended December 31, 2004 compare to no sales during the same period of the prior year.

Over-the-Counter Drug Category.     On a pro forma basis, the increase in overall net sales was driven by the Over-the-Counter Drug Category which had net sales of $121.9 million for the nine months ended December 31, 2004 compared to net sales of $108.4 million in the prior year.  The Compound W (+$11.5 million) and Clear eyes (+$6.4 million) brands exhibited strong sales growth for the nine months ended December 31, 2004.  Partially offsetting the strong sales performance for those two brands were declines in sales for the Chloraseptic (-$4.6 million) and Murine (-$3.6 million) brands.  The Little Remedies brands, acquired in the Vetco acquisition contributed $4.4 million to the nine month over-the-counter sales.

Personal Care Category.     On a pro forma basis, the Personal Care Category showed a sales decline of $2.6 million, or 9.3%, from $28.2 million for the nine months ended December 31, 2003 to $25.5 million for the nine months ended December 31, 2004.  The decrease in sales was driven by declines for Cutex and Denorex.  The Cutex decline reflects a decline for the entire nail polish category in 2004 versus the prior year.  The decline in Denorex sales reflects market share losses from 2003.

Household Cleaning Category.     On a pro forma basis, the Household Cleaning Category had a sales decline of $1.1 million, or 1.4%, from $78.6 million for the nine months ended December 31, 2003 to $77.5 million for the nine months ended December 31, 2004.  The decline in sales was due to a decline in Comet, partially offset by an increase for Spic and Span.  Comet sales decreased by $2.5 million, or 3.9% from $63.4 million for the nine months ended December 31, 2003 to $60.9 million for the nine months ended December 31, 2004.  Spic and Span sales increased by $1.4 million, or 9.2% from $15.1 million for the nine months ended December 31, 2003 to $16.5 million for the nine months ended December 31, 2004.

Gross Profit.     Gross profit increased by $78.3 million, or 201.7% from $38.8 million for the nine months ended December 31, 2003 to $117.1 million for the nine months ended December 31, 2004.  This increase is driven primarily by the sales increase.  As a percentage of sales, gross profit declined from 62.2% for the nine months ended December 31, 2003 to 52.0% for the nine months ended December 31, 2004.  This decrease is gross margin as a percentage of sales is driven by two factors.  The nine months ended December 31, 2004 included $5.3 million of charges due to step-ups in inventory related to purchase accounting.  The second reason for the deterioration in gross margin percentage is the addition to the Household Cleaning Category in the current year.  Gross margins in the Household Cleaning Category are significantly lower than gross margins for the Over-the-Counter Drug Category and Personal Care Category.

On a pro forma basis, gross profit decreased by $4.2 million, or $3.4%, from $121.3 million for the nine months ended December 31, 2003 to $117.1 million for the nine months ended December 31, 2004.  The decrease in gross profit on a pro forma basis is primarily due to charges related to an inventory step-up of $5.3 million for the nine months ended December 31, 2004 compared to an inventory step-up of $1.2 million in the nine months ended December 31, 2003.  Excluding the inventory step-up, gross profit would be flat at $122.4 million for the nine months ended December 31, 2003 and for the nine months ended December 31, 2004.

Over-the-Counter Drug Category.     On a pro forma basis, the Over-the-Counter Drug Category’s gross profit increased by $3.0 million, or 4.2%, from $72.0 million for the nine months ended December 31, 2003 to $75.0 million for the nine months ended December 31, 2004.  The increase in gross profit was due to the sales increase.  Excluding the inventory step-up of $1.2 million for the nine months ended December 31, 2003 and $2.7 million for the nine months ended December 31, 2004, gross profit would have increased by $4.5 million, or 6.1% from $73.2 million for the nine months ended December 31, 2003 to $77.7 million for the nine months ended December 31, 2004.  The increase (excluding inventory step-up) was due to the sales increase.

Personal Care Category.     On a pro forma basis, the Personal Care Category’s gross profit decline by $2.1 million, or 14.1%, from $14.9 million for the nine months ended December 31, 2003 to $12.8 million for the nine months ended December 31, 2004.  Excluding charges related to the inventory step-up of $0.2 million during the current year, gross profit decline by $1.9 million, or 12.8%, for the nine months ended December 31, 2004 versus the same period last year.  The decline in gross profit was primarily due to the sales decline for the category.

Household Cleaning Category.     On a pro forma basis, the Household Cleaning Category’s gross profit decreased by $4.8 million, or 14.1%, from $34.1 million for the nine months ended December 31, 2003 to $29.3 million for the nine months ended December 31, 2004.  Excluding the charges related to the inventory step-up of $2.4 million during the current year, gross profit decline by $2.4 million, or 7.0%, from $34.1 million for the nine months ended December 31, 2003 to $31.7 million for the nine months ended December 31, 2004.  The decline in gross profit is due to lower sales, close-out sales related to Comet Clean & Flush and increased shipments to lower margin dollar stores.

Contribution Margin.      Contribution margin increased by $58.9 million, or 219.7%, from $26.8 million for the nine months ended December 31, 2003 to $85.7 million for the nine months ended December 31, 2004.  The increase in contribution margin was due to the increased gross profit discussed above, partially offset by increased advertising and selling expenses associated with the acquisition of the Spic and Span and Bonita Bay brands.

On a pro forma basis, contribution margin increased by $2.4 million, or 3.0%, from $83.3 million for the nine months ended December 31, 2003 to $85.7 million for the nine months ended December 31, 2004.  The increase in contribution margin was the result of the net sales increase combined with the decrease in overall advertising and selling expenses.  The decrease in advertising and selling expenses in the current year is due to a synergy savings related to advertising agency fees, media buying and broker commissions.  In addition, $2.0 million of advertising and selling expenses related to the Comet disposable toilet bowl brush in fiscal year 2003 were not repeated in fiscal year 2004.

Over-the-Counter Drug Category.     Pro forma contribution margin for the Over-the-Counter Drug Category, excluding the inventory step-up, increased by $4.5 million, or 8.3%, from $53.7 million for the nine months ended December 31, 2003 to $58.2 million for the nine months ended December 31, 2004.  The increase in pro forma contribution margin was driven by the sales increase.

Personal Care Category.     Pro forma contribution margin for the Personal Care Category, excluding the inventory step-up of $0.2 million mentioned above, increased by $0.2 million, or 2.2%, from $7.5 million for the nine months ended December 31, 2003 to $7.7 million for the nine months ended December 31, 2004.

Household Cleaning Category.     Excluding the inventory step-up of $2.4 million mentioned above, pro forma contribution margin for the Household Cleaning Category increased by $2.1 million, or 9.3%, from $23.0 million for the nine months ended December 31, 2003 to $25.1 million for the nine months ended December 31, 2004.  The increase was driven by the reduction in advertising and promotional support on the Comet disposable toilet bowl brush in fiscal year 2004 compared to fiscal year 2003.

General and Administrative Expenses.     General and administrative expenses increased by $7.3 million, or 93.4%, from $7.8 million for the nine months ended December 31, 2003 to $15.1 million for the nine months ended December 31, 2004.  The increase was primarily due to the additional expenses associated with adding the brands acquired in the Bonita Bay, Spic and Span and Vetco Acquisitions to the portfolio.  The acquisitions resulted in increases to most general and administrative line items including compensation, office space, insurance costs, and legal and accounting expenses.  In addition, the decision to abandon our proposed IDS offering resulted in recognition of $0.6 million of IDS related legal and accounting expenses in the period ending December 31, 2004.

Depreciation and Amortization Expense.     Depreciation and amortization expense increased by $3.2 million, or 81.0%, from $3.9 million for the nine months ended December 31, 2003 to $7.1 million for the nine months ended December 31, 2004.  The increase is primarily due to amortization of intangible assets related to the acquisitions and an increase in depreciation related to the Bonita Bay acquisition

Interest Expense, net.     Net interest expense increased by $27.4 million, or 418.5%, from $6.5 million for the nine months ended December 31, 2003 to $33.9 million for the nine months ended December 31, 2004.  The increase in interest expense is primarily due to the increased levels of indebtedness outstanding after the acquisition.

Other Expense.     Other expense of $7.6 million for the nine months ended December 31, 2004 was comprised of a loss on extinguishment of debt related to the write-off of deferred financing costs and discount on debt associated with the borrowing incurred to finance the Medtech acquisition.

Income Taxes.     The income tax provision for the nine months ended December 31, 2004 was $8.3 million, with an effective rate of 37.9% compared to a provision of $3.4 million for the nine months ended December 31, 2003, with an effective rate of 39.5%.  The difference between U.S. federal statutory rate of 34% and the effective rates is primarily due to state income taxes.

Liquidity and Capital Resources

The Company has historically financed operations with a combination of internally generated funds and borrowings.  Principal uses of cash are for operating expenses, servicing long term debt, acquisitions, working capital, payment of income taxes and capital expenditures.

Operating Activities

Nine months ended December 31, 2004 compared to the nine months ended December 31, 2003.  Net cash provided by operating activities was $39.9 million for the nine months ended December 31, 2004 compared to $8.9 million for the nine months ended December 31, 2003.  The increase in net cash provided by operating activities for the nine months ended December 31, 2004 was primarily due to net income of $13.7 million, adjusted for non-cash items of $29.8 million in 2004, compared to net income of $5.2 million, adjusted for non-cash items of $8.6 million in 2003.  Working capital increased by $2.3 million for the nine months ended December 31, 2004, primarily due to an increase in accounts receivable, related to the an increase in net sales during the period, of $5.5 million, a decrease in accrued expenses of $6.9 million offset by a reduction of inventories of $8.0 million.

Investing Activities

Nine months ended December 31, 2004 compared to the nine months ended December 31, 2003.  Net cash used in investing activities was $425.7 million for the nine months ended December 31, 2004, compared to net cash used of $0.5 million for the six months ended December 31, 2003.  The net cash used in the nine months ended December 31, 2004 was primarily for the acquisition of Bonita Bay on April 6, 2004 and Vetco on October 6, 2004

Financing Activities

Nine months ended December 31, 2004 compared to the nine months ended December 31, 2003.  Net cash provided by financing activities was $389.1 million for the nine months ended December 31, 2004 compared to $11.2 million of cash used in financing activities for the nine months ended December 31, 2003.  Net cash provided by financing activities for the nine months ended December 31, 2004 was primarily a result of proceeds of borrowings $698.5 million and the issuance of preferred units and common units of $58.7 million primarily related to the Bonita Bay and Vetco acquisitions.  This was partially offset by repayment of debt incurred in February 2004 at the time of the Medtech acquisition, pay down of revolving credit facility and schedule payments on current debt of $344.6 million.  In addition, deferred financing costs of $23.5 million offset proceeds from borrowings.  Net cash used in financing activities in the nine months ended December 31, 2003 was primarily related to a payment on a note payable for Denorex.

Contractual Obligations

We had ongoing commitments under various contractual and commercial obligations as of December 31, as follows:

	Payments Due by Period
		Less than	1 to 3	4 to 5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years
	(in millions)
Long-term debt	$680.3	$3.7	$7.5	$7.5	$661.6
Interest on long-term debt(1)	298.6	44.5	88.4	87.5	78.2
Operating leases (2)	1.3	0.5	0.6	0.2	—

Total contractual cash obligations	$980.2	$48.7	$96.5	$95.2	$739.8

(1)     Represents the estimated interest obligations on the outstanding revolving credit facility, the outstanding balance on the Tranche B term loan, the outstanding balance on the Tranche C term loan, and the outstanding balance on the senior subordinated notes, together, assuming scheduled principal payments (based on the terms of the loan agreements) were made and assuming a weighted average interest rate of 6.7%. Estimated interest obligations would be different under different assumptions regarding interest rates or timing of principal payments. If interest rates on borrowings with variable rates increased by 1/8%, interest expense would be increased approximately $0.9 million, in the first year.

(2)     Includes lease obligations related to the acquisition of Bonita Bay.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or financing activities with special-purpose entities.

Inflation

Inflationary factors such as increases in the costs of raw materials, packaging materials, purchased product and overhead may adversely affect our operating results.  Although we do not believe that inflation had a material impact on our financial position or results of operations for the periods referred to above, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on us and our operating results.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 123R (“Share-Based Payment”).  SFAS 123R requires the Company to recognize compensation expense for equity instruments awarded to employees.  SFAS 123R is effective for the Company as of the beginning of the first interim period that begins after June 15, 2005.  The Company does not expect the adoption of this standard to have a significant impact on its financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2004, we had approximately $470 million of debt outstanding under our Senior Credit Facility.  Our Senior Credit Facility is subject to variable interest rates.  Accordingly, our earnings and cash flows are affected by changes in interest rates.  Assuming the December 31, 2004 level of borrowings, and further considering the interest rate protection agreement currently in place (see following paragraph), we estimate that a one percentage point increase in interest on our variable rate debt agreements would have increased interest expense for the nine months ended December 31, 2004 by approximately $3.4 million.

In June 2004, we entered into an interest rate protection agreement by purchasing a 5.0% interest rate cap with a notional principal amount of $20.0 million.  The interest rate cap terminates in June 2006.

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that its disclosure controls and procedures are effective and provide reasonable assurance that the material information required to be included in the Company’s periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms.

Changes in Internal Controls

There were no significant changes to our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls, subsequent to the date of our Chief Executive Officer’s and Chief Financial Officer’s last evaluation of our internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

ITEM 1.  Legal Proceedings.

In June 2003, a lawsuit, Theodosakis v. Walgreens, et al, was filed in Federal District Court in Arizona, in which the plaintiff alleged that Medtech Products, a wholly-owned subsidiary of Medtech, and others infringed the dress trade of a book titled “The Arthritis Cure” in connection with the sale of dietary supplement products under the core trademark ARTHx.  In addition, the complaint alleged that Medtech Products and others made false endorsements, engaged in unfair competition, made false designations of origin and invaded the privacy rights of the plaintiff.  The ARTHx trademarks, goodwill and inventory were sold by Medtech Products to a third party, Contract Pharmacal Corporation, in March 2003.  On January 12, 2005 our motions for summary judgment were granted by the court.  The plaintiff has a right to appeal within 30 days.

We are also involved from time to time in routine legal matters and other claims incidental to our business.  When it appears probable in management’s judgment that we will incur monetary damages or other costs in connection with such claims and proceedings, and such costs can be reasonable estimated, liabilities are recorded in the financial statements and charges are recorded against earnings.  We believe the resolution of such routine matters and other incidental claims, taking into account reserves and insurance, will not have a material adverse effect on our financial condition or results of operation.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Submission of Matters to a Vote of Security Holders.

None.

Item 5.   Other Information.

None.

Item 6.   Exhibits.

Exhibit
No.	Description

31.1	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 9.06 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601 (b) (32) of Regulation S-K).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 9.06 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b) (32) of Regulation S-K).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRESTIGE BRANDS INTERNATIONAL, LLC

/s/ Peter C. Mann
By: Peter C. Mann
Its: President

/s/ Peter J. Anderson
By: Peter J. Anderson
Its: Vice President, Secretary & Treasurer
Dated: January 24, 2005