Form 10-Q
period 2005-06-30
Prestige Brands International, LLC; Prestige Brands Holdings, Inc.
filed 2005-08-09
CIK 1295522, 1295947

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

PRESTIGE BRANDS HOLDINGS, INC.

Delaware	20-1297589	001-32433
(State of Incorporation)	(I.R.S. Employer Identification No.)	(Commission File Number)

PRESTIGE BRANDS INTERNATIONAL, LLC

Delaware	20-0941337	333-11715218-18
(State of Incorporation)	(I.R.S. Employer Identification No.)	(Commission File Number)

(Exact name of Registrants as specified in their charters)

90 North Broadway Irvington, New York 10533	(914) 524-6810
(Address of Principal Executive Offices)	(Registrants’ telephone number, including area code)

This Quarterly Report on Form 10-Q is a combined quarterly report being filed separately by Prestige Brands Holdings, Inc. and Prestige Brands International LLC, both registrants.  Prestige Brands International, LLC, an indirect wholly owned subsidiary of Prestige Brands Holdings, Inc. is the indirect parent company of Prestige Brands, Inc., the issuer of our 9¼% senior subordinated notes due 2012, and the parent guarantor of such notes.  As the indirect holding company of Prestige Brands International, LLC, Prestige Brands Holdings, Inc. does not conduct ongoing business operations.  As a result, the financial information for Prestige Brands Holdings, Inc. and Prestige Brands International, LLC is identical for the purposes of the discussion of operating results in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Unless otherwise indicated, we have presented information throughout this Form 10-Q for Prestige Brands Holdings, Inc. and its consolidated subsidiaries, including Prestige Brands International, LLC.  The information contained herein relating to each individual registrant is filed by such registrant on its own behalf.  Neither registrant makes any representation as to information relating to the other registrant.  Prestige Brands International, LLC meets the conditions set forth in general instructions (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the Registrants are accelerated filers (as defined in Exchange Act Rule 12b-2).  Yes  ☐  No  ☒

As of August 5, 2005, Prestige Brands Holdings, Inc. had 50,053,423 shares of common stock outstanding.  As of such date, Prestige International Holdings, LLC, a wholly owned subsidiary of Prestige Brands Holdings, Inc., owned 100% of the uncertificated ownership interests of Prestige Brands International, LLC.

Prestige Brands Holdings, Inc.

Form 10-Q

Index

PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
Prestige Brands Holdings, Inc.
Consolidated Balance Sheets – June 30, 2005 and March 31, 2005 (unaudited)
Consolidated Statements of Operations – three months ended June 30, 2005 and 2004 (unaudited)
Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Income - three months ended June 30, 2005 (unaudited)
Consolidated Statements of Cash Flows - three months ended June 30, 2005 and 2004 (unaudited)
Notes to Unaudited Consolidated Financial Statements

Prestige Brands International, LLC
Consolidated Balance Sheets – June 30, 2005 (unaudited) and March 31, 2005
Consolidated Statements of Operations – three months ended June 30, 2005 and 2004 (unaudited)
Consolidated Statement of Changes in Members’ Equity and Comprehensive Income - three months ended June 30, 2005 (unaudited)
Consolidated Statements of Cash Flows - three months ended September 30, 2005 and 2004 (unaudited)
Notes to Unaudited Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

Signatures

Prestige Brands Holdings, Inc.

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except share data	June 30, 2005	March 31, 2005
Assets
Current assets
Cash	$13,945	$5,334
Accounts receivable	32,489	43,893
Inventories	27,946	21,580
Deferred income tax assets	6,965	5,699
Prepaid expenses and other current assets	4,039	3,152
Total current assets	85,384	79,658

Property and equipment	2,043	2,324
Goodwill	294,544	294,544
Intangible assets	606,465	608,613
Other long-term assets	14,344	15,996

Total Assets	$1,002,780	$1,001,135

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$18,626	$21,705
Accrued liabilities	10,705	13,472
Current portion of long-term debt	3,730	3,730
Total current liabilities	33,061	38,907

Long-term debt	490,698	491,630
Deferred income tax liabilities	89,916	84,752

Total liabilities	613,675	615,289

Commitments and Contingencies – Note 7

Shareholders’ Equity
Preferred stock - $0.01 par value Authorized - 5,000,000 shares Issued and outstanding – None	—	—
Common stock - $.01 par value Authorized – 250,000,000 shares Issued and outstanding – 50,000,000 shares at June 30, 2005 and March 31, 2005	500	500
Additional paid-in capital	378,188	378,251
Treasury stock – 2,353 shares at cost	(4)	(4)
Accumulated other comprehensive income (loss)	(365)	320
Retained earnings	10,786	6,779
Total shareholders’ equity	389,105	385,846

Total Liabilities and Shareholders’ Equity	$1,002,780	$1,001,135

See accompanying notes.

Prestige Brands Holdings, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30
(Dollars in thousands, except share data)	2005	2004
Revenues
Net sales	$63,530	$67,682
Other revenues	25	75
Total revenues	63,555	67,757

Costs of Sales
Costs of sales	28,339	36,123
Gross profit	35,216	31,634

Operating Expenses
Advertising and promotion	10,714	13,771
General and administrative	4,911	4,921
Depreciation	483	486
Amortization of intangible assets	2,148	1,803
Total operating expenses	18,256	20,981

Operating income	16,960	10,653

Other income (expense)
Interest income	81	28
Interest expense	(8,591)	(11,077)
Loss on extinguishment of debt	—	(7,567)
Total other income (expense)	(8,510)	(18,616)

Income before income taxes	8,450	(7,963)

Provision (benefit) for income taxes	4,443	(2,826)
Net income (loss)	4,007	(5,137)

Cumulative preferred dividends on Senior Preferred and Class B Preferred units	—	(3,619)

Net income (loss) available to members and common shareholders	$4,007	$(8,756)

Basic and diluted earnings (loss) per share	$0.08	$(0.33)

Basic and diluted weighted average shares outstanding	49,997,647	26,515,916

See accompanying notes.

Prestige Brands Holdings, Inc.

Consolidated Statement of Changes in Stockholders’ Equity
and Comprehensive Income

Three Months Ended June 30, 2005

(Unaudited)

						Accumulated
	Common Stock		Additional			Other
(Dollars in thousands,		Par	Paid-in	Treasury Stock		Comprehensive	Retained
except share data)	Shares	Value	Capital	Shares	Amount	Income (Loss)	Earnings	Totals
Balances - March 31, 2005	50,000,000	$500	$378,251	2,353	$(4)	$320	$6,779	$385,846

Additional costs associated with initial public offering			(63)					(63)

Components of comprehensive income
Net income							4,007	4,007

Unrealized loss on interest rate cap, net of income tax benefit of $440						(685)		(685)
Total comprehensive income								3,322

Balances - June 30, 2005	50,000,000	$500	$378,188	2,353	$(4)	$(365)	$10,786	$389,105

See accompanying notes.

Prestige Brands Holdings, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended June 30
(Dollars in thousands, except share data)	2005	2004
Operating Activities
Net income (loss)	$4,007	$(5,137)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,635	2,289
Deferred income taxes	4,338	2,913
Amortization of deferred financing costs	527	781
Loss on extinguishment of debt	—	7,567
Changes in operating assets and liabilities, net of effects of purchases of businesses
Accounts receivable	11,404	(5,861)
Inventories	(6,366)	5,200
Prepaid expenses and other assets	(887)	(5,573)
Accounts payable	(3,079)	401
Account payable – related parties	—	934
Accrued expenses	(2,767)	5,195
Net cash provided by operating activities	9,812	8,709

Investing Activities
Purchase of equipment	(206)	(109)
Purchase of business, net of cash acquired	—	(373,250)
Net cash used for investing activities	(206)	(373,359)

Financing Activities
Proceeds from the issuance of notes	—	668,512
Payment of deferred financing costs	—	(22,651)
Repayment of notes	(932)	(330,786)
Proceeds from the issuance of preferred and common units	—	58,487
Additional costs associated with initial public offering	(63)	—
Net cash provided by (used for) financing activities	(995)	373,562

Increase in cash	8,611	8,912
Cash - beginning of period	5,334	3,393

Cash - end of period	$13,945	$12,305

Supplemental Cash Flow Information
Fair value of assets acquired, net of cash acquired	$—	$596,955
Fair value of liabilities assumed	—	(223,613)
Purchase price funded with non-cash contributions	—	(92)
Cash paid to purchase business	$—	$373,250

Interest paid	$8,051	$10,295
Income taxes paid	$422	$280

See accompanying notes.

Prestige Brands Holdings, Inc.

Notes to Consolidated Financial Statements

(in thousands, except per share data)

1.              Business and Basis of Presentation

Nature of Business

Prestige Brands Holdings, Inc. (“the Company”) and its subsidiaries are engaged in the marketing, sales and distribution of over-the-counter drug, personal care and household cleaning brands to mass merchandisers, drug stores, supermarkets and club stores primarily in the United States.  In February 2005, the Company completed an initial public offering.

Basis of Presentation

The unaudited consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, the financial statements include all adjustments, consisting only of normal recurring adjustments that are considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods.  Operating results for the three month period ended June 30, 2005 are not necessarily indicative of results that may be expected for the year ending March 31, 2006.  This financial information should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended March 31, 2005.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period.  Although these estimates are based on the Company’s knowledge of current events and actions that the Company may undertake in the future, actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term deposits and investments with original maturities of three months or less to be cash equivalents.  Substantially all of the Company’s cash is held by one bank located in Wyoming.  The Company does not believe that, as a result of this concentration, it is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships.

Accounts Receivable

The Company extends non-interest bearing trade credit to its customers in the ordinary course of business. To minimize credit risk, ongoing evaluations of customers’ financial condition are performed; however, collateral is not required.  The Company maintains an allowance for doubtful accounts based on its historical collections experience, as well as its evaluation of current and expected conditions and trends affecting its customers.

Sales Returns

The Company must make estimates of potential future product returns related to current period sales. In order to do this, the Company analyzes historical returns, current economic trends, changes in customer demand and acceptance of the Company’s products when evaluating the adequacy of the Company’s allowance for returns in any accounting period.  If actual returns are greater than those estimated by management, the Company’s financial statements in future periods may be adversely affected.

Inventories

Inventories are stated at the lower of cost or fair value where cost is determined by using the first-in, first-out method.  The Company provides an allowance for slow moving and obsolete inventory.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method based on the following estimated useful lives:

Years
Machinery	5
Computer equipment	3
Furniture and fixtures	7

Expenditures for maintenance and repairs are charged to expense as incurred.  When an asset is sold or otherwise disposed of, the cost and associated accumulated depreciation are removed from the accounts and the resulting gain or loss is recognized in the consolidated statement of operations.

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  An impairment loss is recognized if the carrying amount of the asset exceeds its fair value.

Goodwill

The excess of the purchase price over the fair market value of assets acquired and liabilities assumed in acquisition transactions is classified as goodwill.  In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” the Company does not amortize goodwill, but performs impairment tests of the carrying value at least annually.

Intangible Assets

Intangible assets are stated at the lesser of cost or fair value less accumulated amortization.  For intangible assets with finite lives, amortization is computed on the straight-line method over estimated useful lives ranging from five to 30 years.

Indefinite lived intangible assets are tested for impairment at least annually, while intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  An impairment loss is recognized if the carrying amount of the asset exceeds its fair value.

Deferred Financing Costs

The Company has incurred debt issuance costs in connection with its long-term debt.  These costs are capitalized as deferred financing costs and amortized using the effective interest method over the term of the related debt.

Revenue Recognition

Revenues are recognized when the following revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists; (2) there is a fixed or determinable price; (3) the product has been shipped and the customer takes ownership and assumes risk of loss; and (4) collectibility of the resulting receivable is reasonably assured.  These criteria are satisfied upon shipment of product, and revenues are recognized accordingly.  Provision is made for estimated customer discounts and returns at the time of sale based on the Company’s historical experience.

The Company frequently participates in the promotional programs of its customers, as is customary in this industry.  The ultimate cost of these promotional programs varies based on the actual number of units sold during a finite period of time.  These programs may include coupons, scan downs, temporary price reductions or other price guarantee vehicles.  The Company estimates the cost of such promotional programs at their inception based on historical experience and current market conditions and reduces sales by such estimates.  At the completion of the promotional program, the estimated amounts are adjusted to actual results.

Costs of Sales

Costs of sales include product costs, warehousing costs, inbound and outbound shipping costs, and handling and storage costs.  Shipping, warehousing and handling costs were $5.5 million and $5.3 million for the periods ended June 30, 2005 and 2004, respectively.

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred.  Slotting fees associated with products are recognized as a reduction of sales.  Under slotting arrangements, the retailers allow the Company’s products to be placed on the stores’ shelves in exchange for such fees.  Direct reimbursements of advertising costs are reflected as a reduction of advertising costs in the period earned.

Stock-based Compensation

The Company accounts for employee stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and complies with the disclosure provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“Statement No. 123”) and FASB Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123.”  Under APB 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company’s common stock and the exercise price of the equity instrument.

Income Taxes

Income taxes are recorded in accordance with the provisions of FASB Statement No. 109, “Accounting for Income Taxes” (“Statement No. 109”).  Pursuant to Statement No. 109, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Derivative Instruments

FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“Statement No. 133”), requires companies to recognize derivative instruments as either assets or liabilities in the balance sheet at fair value.  The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship.  For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, a cash flow hedge or a hedge of a net investment in an international operation.

The Company has designated its derivative financial instruments as cash flow hedges because they hedge exposure to variability in expected future cash flows that is attributable to interest rate risk.  For these hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same line item associated with the forecasted transaction in the same period or periods during which the hedged transaction affects earnings. Any ineffective portion of the gain or loss on the derivative instruments is recorded in results of operations immediately.

Earnings Per Share

Basic and diluted earnings per share are calculated based on income (loss) available to common shareholders and the weighted-average number of shares outstanding during the reported period.  For the period ended June 30, 2004, the weighted average number of common shares outstanding includes the

Company’s common units as if the common units had been converted to common stock using the February 2005 initial public offering conversion ratio of one common unit to 0.4543 shares of common stock.  The Company had no potentially dilutive securities outstanding during the periods ended June 30, 2005 or June 30, 2004.

Recently Issued Accounting Standards

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”) which clarifies guidance provided by Statement No. 143, “Accounting for Asset Retirement Obligations.”  FIN 47 is effective for the Company no later than March 31, 2006.  The adoption of FIN 47 is not expected to have a significant impact on the Company’s financial position, results of operations or cash flows.

In April 2005, the Securities and Exchange Commission approved an amendment to Rule 4-01 of Regulation S-X that delays the effective date of Statement No. 123 (Revised 2004), “Shared-Based Payments” (“Statement No. 123R”), which requires companies to expense the value of employee and director stock options and similar awards.  The Company is currently reviewing its options for implementation of Statement No. 123(R).  The results of operations for the period ended June 30, 2005 would not have been affected had the Company applied the fair value recognition provisions of Statement 123(R) during this period.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“Statement No. 154”) which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” (“APB Opinion No. 20”) and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.”  Statement No. 154 requires that voluntary changes in accounting principle be applied retrospectively to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustments be made to the opening balance of retained earnings.  APB Opinion No. 20 had required that most voluntary changes in accounting principle be recognized by including in net income the cumulative effect of changing to the new principle.  Statement No. 154 is effective for all accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

2.              Accounts Receivable

The components of accounts receivable consist of the following:

	June 30, 2005	March 31, 2005

Accounts receivable	$32,654	$45,329
Other receivables	1,251	835
	33,905	46,164
Less allowances for discounts, returns and uncollectible accounts	(1,416)	(2,271)

	$32,489	$43,893

3.              Inventories

Inventories consist of the following:

	June 30, 2005	March 31, 2005

Packaging and raw materials	$5,192	$3,587
Finished goods	22,754	17,993

	$27,946	$21,580

Inventories are shown net of allowances for obsolete and slow moving inventory of $1.4 million at June 30, 2005 and March 31, 2005, respectively.

4.              Property and Equipment

Property and equipment consist of the following:

	June 30, 2005	March 31, 2005

Machinery	$2,828	$2,828
Computer equipment	784	771
Furniture and fixtures	542	515
Leasehold improvements	339	173
	4,493	4,287

Accumulated depreciation	(2,450)	(1,963)

	$2,043	$2,324

5.              Intangible Assets

Intangible assets consist of the following:

	June 30, 2005
	Gross	Accumulated	Net
	Amount	Amortization	Amount

Indefinite lived trademarks	$522,346	$—	$522,346

Amortizable intangible assets
Trademarks	94,900	(10,915)	83,985
Non-compete agreement	158	(24)	134
	95,058	(10,939)	84,119

	$617,404	$(10,939)	$606,465

	March 31, 2005
	Gross	Accumulated	Net
	Amount	Amortization	Amount

Indefinite lived trademarks	$522,346	$—	$522,346

Amortizable intangible assets
Trademarks	94,900	(8,775)	86,125
Non-compete agreement	158	(16)	142
	95,058	(8,791)	86,267

	$617,404	$(8,791)	$608,613

At June 30, 2005, intangible assets are expected to be amortized over a period of five to 30 years as follows:

Twelve Months Ending June 30
2006	$8,592
2007	8,592
2008	8,592
2009	8,592
2010	8,592
Thereafter	41,159

$84,119

6.              Long-Term Debt

Long-term debt consists of the following:

	June 30, 2005	March 31, 2005

Senior revolving credit facility (“Revolving Credit Facility”), which expires on April 6, 2009, is available for maximum borrowings of up to $60.0 million. The Revolving Credit Facility bears interest at the Company’s option at either the prime rate plus a variable margin or LIBOR plus a variable margin. The variable margin ranges from 0.75% to 2.50% and at June 30, 2005, the interest rate on the Revolving Credit Facility was 7.0% per annum. The Company is also required to pay a variable commitment fee on the unused portion of the Revolving Credit Facility. At June 30, 2005, the commitment fee was 0.50% of the unused line. The Revolving Credit Facility is collateralized by substantially all of the Company’s assets.

	$—	$—

Senior secured term loan facility, (“Tranche B Term Loan Facility”) bears interest at the Company’s option at either the prime rate or LIBOR plus a variable margin of 2.25%. At June 30, 2005, the applicable interest rate on the Tranche B Term Loan Facility was 5.38%. Principal payments of $933 and interest are payable quarterly. In February 2005, the Tranche B Term Loan Facility was amended to increase the amount available thereunder by $200.0 million, all of which is available at June 30, 2005. Current amounts outstanding under the Tranche B Term Loan Facility mature on April 6, 2011, while amounts borrowed pursuant to the amendment will mature on October 6, 2011. The Tranche B Term Loan Facility is collateralized by substantially all of the Company’s assets.

	368,428	369,360

Senior Subordinated Notes (“Senior Notes”) that bear interest at 9.25% which is payable on April 15th and October 15th of each year. The Senior Notes mature on April 15, 2012; however, the Company may redeem some or all of the Senior Notes on or prior to April 15, 2008 at a redemption price equal to 100% plus a make-whole premium, and on or after April 15, 2008 at redemption prices set forth in the indenture governing the Senior Notes. The Senior Notes are unconditionally guaranteed by Prestige Brands International, LLC (“Prestige International”), a wholly owned subsidiary, and Prestige International’s wholly owned subsidiaries (other than the issuer). There are no significant restrictions on the ability of any of the guarantors to obtain funds from their subsidiaries.

	126,000	126,000

	494,428	495,360
Current portion of long-term debt	(3,730)	(3,730)

	$490,698	$491,630

The Revolving Credit Facility and the Tranche B Term Loan Facility (together the “Senior Credit Facility”) contain various financial covenants, including provisions that require the Company to maintain certain leverage ratios, interest coverage ratios and fixed charge coverage ratios.  Additionally, the Senior Credit Facility contains provisions that restrict the Company from undertaking specified corporate actions, such as asset dispositions, acquisitions, dividend payments, changes of control, incurrence of indebtedness, creation of liens and transactions with affiliates.  The Company was in compliance with its financial and restrictive covenants under the Senior Credit Facility at June 30, 2005.

Future principal payments required in accordance with the terms of the Senior Credit Facility and the Senior Notes are as follows:

Twelve Months Ending June 30
2006	$3,730
2007	3,730
2008	3,730
2009	3,730
2010	3,730
Thereafter	475,778

$494,428

The Company entered into a 5% interest rate cap agreement with a financial institution to mitigate the impact of changing interest rates.  The agreement provides for a notional amount of $20.0 million and terminates in June 2006.  The Company also entered into interest rate cap agreements with another financial institution that become effective August 30, 2005, with a total notional amount of $180.0 million and cap rates ranging from 3.25% to 3.75%.  The agreements terminate on May 30, 2006, 2007 and 2008 as to $50.0 million, $80.0 million and $50.0 million, respectively.  The Company is accounting for the interest rate cap agreements as cash flow hedges.  The fair value of the interest rate cap agreements was $1.7 million at June 30, 2005.

7.              Commitments and Contingencies

In July 2002, the Company entered into a ten year manufacturing and supply agreement with an unrelated company.  Pursuant to this agreement, the Company agreed to purchase certain minimum quantities of product over the initial three years of the agreement or to pay liquidated damages of up to $360.  The Company had recorded a liability of $308 at June 30, 2005 and March 31, 2005, which represents its estimate of the probable liquidated damages.  Such estimate is based on historical and expected purchases during the initial three years of the agreement.

In June 2003, Dr. Jason Theodosakis filed a lawsuit, Theodosakis v. Walgreens, et al., in Federal District Court in Arizona, alleging that two of the Company’s subsidiaries, Medtech Products and Pecos Pharmaceutical, as well as other unrelated parties, infringed the trade dress of two of his published books.  Specifically, Dr. Theodosakis published “The Arthritis Cure” and “Maximizing the Arthritis Cure” regarding the use of dietary supplements to treat arthritis patients.  Dr. Theodosakis alleged that his books have a distinctive trade dress, or cover layout, design, color and typeface, and those products that the defendants sold under the ARTHx trademarks infringed the books’ trade dress and constituted unfair competition and false designation of origin.  Additionally, Dr. Theodosakis alleged that the defendants made false endorsements of the products by referencing his books on the product packaging and that the use of his name, books and trade dress invaded his right to publicity.  The Company sold the ARTHx trademarks, goodwill and inventory to a third party, Contract Pharmacal Corporation, in March 2003.  On January 12, 2005, the court granted the Company’s motion for summary judgment and dismissed all claims against Pecos and Medtech.  The plaintiff has filed an appeal in the U.S. Court of Appeals which is pending.

On January 3, 2005, the Company was served with process by its former lead counsel in the Theodosakis litigation seeking $679 plus interest.  The case was filed in the Supreme Court of New York and is styled as Dickstein Shapiro et al v. Medtech Products, Inc.  In February 2005, the plaintiffs filed an amended complaint naming the Pecos Pharmaceutical Company as defendant.  The Company has answered and filed a counterclaim against Dickstein and also filed a third party complaint against the Lexington Insurance Company.  The Company believes that if there is any obligation to the Dickstein firm relating to this matter, it is an obligation of Lexington and not the Company.

On May 9, 2005, the Company was served with a complaint in a class action lawsuit filed in Essex County, Massachusetts, styled as Dawn Thompson v. Wyeth, Inc. relating to the Company’s Little Remedies pediatric cough products.  The Company is one of several corporate defendants, all of whom market over-the-counter cough syrup products for pediatric use.  The complaint alleges that the ingredient dextromethorphan is no more effective than a placebo.  There is no allegation of physical injury caused by the product or the ingredient.  In June 2005, the Company was served in a second class action complaint involving dextromethorphan.  The second case, styled Tina Yescavage v. Wyeth was filed in Lee County Florida and similarly involves multiple corporate defendants.  The Company believes that both of the dextromethorphan cases are without merit and is actively pursuing appropriate defenses.  The use of dextromethorphan in pediatric products is fully consistent with and supported by Food and Drug Administration regulations.

The Company is also involved from time to time in routine legal matters and other claims incidental to its business. When it appears probable in management’s judgment that the Company will incur monetary damages or other costs in connection with such claims and proceedings, and such costs can be reasonably estimated, liabilities are recorded in the financial statements and charges are recorded against earnings. The Company believes the resolution of such routine matters and other incidental claims, taking into account reserves and insurance, will not have a material adverse effect on its financial condition or results of operation.

8.              Equity Incentive Plan

In connection with the Company’s IPO, the Board of Directors adopted the 2005 Long-Term Equity Incentive Plan (“the Plan”).  The Plan provides for grants of stock options, restricted stock, restricted stock units, deferred stock units and other equity-based awards.  Directors, officers and other employees of the Company and its subsidiaries, as well as others performing services for the Company, are eligible for grants under the Plan.  At June 30, 2005, there were 5,000,000 shares available for issuance under the Plan; however, no grants have been made under the Plan.

9.              Related Party Transactions

The Company had entered in an agreement with an affiliate of GTCR Golder Rauner II, LLC (“GTCR”), a private equity firm and an investor in the Company, whereby the GTCR affiliate was to provide management and advisory services to the Company for an aggregate annual compensation of $4.0 million.  The agreement was terminated in February 2005.  During the period ended June 30, 2004, the Company paid the affiliate of GTCR a management fee of $934.

10.       Income Taxes

Income taxes are recorded in the Company’s quarterly financial statements based on the Company’s estimated annual effective income tax rate.  The effective rates used in the calculation of income taxes were 52.6% and 35.5% for the periods ended June 30, 2005 and 2004, respectively.  The increase in the effective tax rate for 2005 resulted primarily from a one time charge of approximately $1.2 million due to the increase in the Company’s graduated federal income tax rate from 34% to 35% and its related impact on the Company’s deferred tax liabilities.

11.       Concentrations of Risk

The Company’s sales are concentrated in the areas of over-the-counter pharmaceutical products, personal care products and household cleaning products.  The Company sells its products to mass merchandisers, food and drug accounts, and dollar and club stores.  During the period ended June 30, 2005, approximately 60.8% of the Company’s total sales were derived from its four major brands while during the period ended June 30, 2004, approximately 64.4% of the Company’s total sales were derived from these four brands.  During the periods ended June 30, 2005 and 2004, approximately 22.8% and 23.3%, respectively, of the Company’s net sales were made to one customer.  At June 30, 2005, approximately 20% of accounts receivable were owed by one customer.

The Company manages product distribution in the continental United States through a main distribution center in St. Louis, Missouri.  A serious disruption, such as a flood or fire, to the main distribution center could damage the Company’s inventory and could materially impair the Company’s ability to distribute its products to customers in a timely manner or at a reasonable cost.  The Company could incur significantly higher costs and experience longer lead times associated with the distribution of its products to its customers during the time that it takes the Company to reopen or replace its distribution center.  As a result, any such disruption could have a material adverse effect on the Company’s sales and profitability.

12.       Business Segments

Segment information has been prepared in accordance with FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  The Company’s operating segments are based on its product lines and consist of (i) Over-the-Counter Drugs, (ii) Personal Care and (iii) Household Cleaning.  Accordingly, within each reportable segment are operations that have similar economic characteristics, including the nature of their products, production process, type of customer and method of distribution.

There were no inter-segment sales or transfers during the periods ended June 30, 2005 and 2004.  The Company evaluates the performance of its product lines and allocates resources to them based primarily on contribution margin.  The table below summarizes information about reportable segments.

	Period Ended June 30, 2005
	Over-the- Counter	Personal	Household
	Drug	Care	Cleaning	Consolidated

Net sales	$32,866	$7,484	$23,180	$63,530
Other revenues	—	—	25	25

Total revenues	32,866	7,484	23,205	63,555
Cost of sales	11,165	3,884	13,290	28,339

Gross profit	21,701	3,600	9,915	35,216
Advertising and promotion	7,402	1,103	2,209	10,714

Contribution margin	$14,299	$2,497	$7,706	24,502
Other operating expenses				7,542

Operating income				16,960
Other income (expense)				(8,510)
Provision for income taxes				(4,443)

Net income				$4,007

	Period Ended June 30, 2004
	Over-the-
	Counter	Personal	Household
	Drug	Care	Cleaning	Consolidated

Net sales	$34,599	$8,438	$24,645	$67,682
Other revenues			75	75

Total revenues	34,599	8,438	24,720	67,757
Cost of sales	14,722	4,445	16,956	36,123

Gross profit	19,877	3,993	7,764	31,634
Advertising and promotion	7,989	2,621	3,161	13,771

Contribution margin	$11,888	$1,372	$4,603	17,863
Other operating expenses				7,210

Operating income				10,653
Other income (expense)				(18,616)
Benefit for income taxes				2,826

Net loss				$(5,137)

During the periods ended June 30, 2005 and 2004, 97.9% and 97.4%, respectively, of sales were made to customers in the United States and Canada.  No individual geographical area accounted for more than 10% of net sales in any of the periods presented.  At June 30, 2005 and 2004, all of the Company’s long-term assets were located in the United States of America and have not been allocated between segments.

13.       Subsequent Events

On July 22, 2005, the Company entered into a material definitive asset sale and purchase agreement with Reckitt Benckiser Inc. for the acquisition of the Chore Boy line of household cleaning products for an aggregate consideration of $22.3 million.

Pursuant to the provisions of the Company’s 2005 Long-Term Equity Incentive Plan, on July 29, 2005, each of the Company’s four independent members of the Board of Directors received an award of 6,222 shares of common stock in connection with Company’s directors’ compensation arrangements.  Of such amount, 1,778 shares represent a one-time grant of unrestricted shares while the remaining 4,444 shares represent restricted shares that vest over a two year period.

On August 3, 2005, a complaint in a class action lawsuit, Charter Township of Clinton Police and Fire Retirement System v. Prestige Brands Holdings, Inc. et al, was filed in United States District Court for the Southern District of New York, on behalf of all persons who purchased the Company’s securities pursuant to and/or traceable to the Company’s initial public offering (the “IPO”) on or about February 9, 2005 through July 28, 2005.  The complaint also names as defendants Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman, Sachs & Co and J.P. Morgan Securities Inc., the lead or co-lead underwriters of the IPO.  The complaint charges the Company, certain of its officers and directors, and other insiders with violations of the Securities Act of 1933.  The Company plans to defend this matter vigorously.

The Company has been made aware of the possibility of additional similar class action lawsuits.  If these potential lawsuits are filed, the Company plans to defend these matters vigorously.

On August 4, 2005, Frank Palantoni joined the Company as President and Chief Operating Officer.  In connection therewith, the Board of Directors granted Mr. Palantoni 30,888 shares of restricted common stock and options to purchase an additional 61,776 shares of common stock at a purchase price of $12.95 per share.  The options vest over a period of five years while the restricted shares will vest contingent upon the attainment of certain performance-based benchmarks.

Prestige Brands International, LLC

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except share data)	June 30, 2005	March 31, 2005
Assets
Current assets
Cash	$13,945	$5,334
Accounts receivable	32,489	43,893
Inventories	27,946	21,580
Deferred income tax assets	6,965	5,699
Prepaid expenses and other current assets	4,039	3,152
Total current assets	85,384	79,658

Property and equipment	2,043	2,324
Goodwill	294,544	294,544
Intangible assets	606,465	608,613
Other long-term assets	14,344	15,996

Total Assets	$1,002,780	$1,001,135

Liabilities and Members’ Equity
Current liabilities
Accounts payable	$18,626	$21,705
Accrued liabilities	10,705	13,472
Current portion of long-term debt	3,730	3,730
Total current liabilities	33,061	38,907

Long-term debt	490,698	491,630
Deferred income tax liabilities	89,916	84,752

Total liabilities	613,675	615,289

Commitments and Contingencies – Note 7

Members’ Equity
Contributed capital – Prestige Holdings	370,214	370,277
Accumulated other comprehensive income (loss)	(365)	320
Retained earnings	19,256	15,249
Total members’ equity	389,105	385,846

Total liabilities and members’ equity	$1,002,780	$1,001,135

See accompanying notes.

Prestige Brands International, LLC

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30
(Dollars in thousands, except share data	2005	2004
Revenues
Net sales	$63,530	$67,682
Other revenues	25	75
Total revenues	63,555	67,757

Costs of Sales
Costs of sales	28,339	36,123
Gross profit	35,216	31,634

Operating Expenses
Advertising and promotion	10,714	13,771
General and administrative	4,911	4,921
Depreciation	483	486
Amortization of intangible assets	2,148	1,803
Total operating expenses	18,256	20,981

Operating income	16,960	10,653

Other income (expense)
Interest income	81	28
Interest expense	(8,591)	(11,077)
Loss on extinguishment of debt	—	(7,567)
Total other income (expense)	(8,510)	(18,616)

Income before income taxes	8,450	(7,963)

Provision (benefit) for income taxes	4,443	(2,826)

Net income (loss)	$4,007	$(5,137)

See accompanying notes.

Prestige Brands International, LLC

Consolidated Statement of Changes in Members’ Equity
and Comprehensive Income

Three Months Ended June 30, 2005

(Unaudited)

(Dollars in thousands, expect share data)	Contributed Capital Prestige Holdings	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Totals
Balances - March 31, 2005	$370,277	$320	$15,249	$385,846

Additional costs associated with capital contributions from Prestige Brands Holdings	(63)			(63)

Components of comprehensive income
Net income for the period			4,007	4,007
Unrealized loss on interest rate cap, net of income tax benefit of $440		(685)		(685)

				3,322

Balances - June 30, 2005	$370,214	$(365)	$19,256	$389,105

See accompanying notes.

Prestige Brands International, LLC

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended June 30
(Dollars in thousands, except share data)	2005	2004
Operating Activities
Net income (loss)	$4,007	$(5,137)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,635	2,289
Deferred income taxes	4,338	2,913
Amortization of deferred financing costs	527	781
Loss on extinguishment of debt	—	7,567
Changes in operating assets and liabilities, net of effects of purchases of businesses
Accounts receivable	11,404	(5,861)
Inventories	(6,366)	5,200
Prepaid expenses and other assets	(887)	(5,573)
Accounts payable	(3,079)	401
Account payable – related parties	—	934
Accrued expenses	(2,767)	5,195
Net cash provided by operating activities	9,812	8,709

Investing Activities
Purchase of equipment	(206)	(109)
Purchase of business, net of cash acquired	—	(373,250)
Net cash used for investing activities	(206)	(373,359)

Financing Activities
Net proceeds from the issuance of notes	—	668,512
Payment of deferred financing costs	—	(22,651)
Repayment of notes	(932)	(330,786)
Proceeds from capital contributions	—	58,487
Additional costs associated with initial public offering	(63)	—
Net cash provided by (used for) financing activities	(995)	373,562

Increase in cash	8,611	8,912
Cash – beginning of period	5,334	3,393

Cash – end of period	$13,945	$12,305

Supplemental Cash Flow Information
Fair value of assets acquired, net of cash acquired	$—	$596,955
Fair value of liabilities assumed	—	(223,613)
Purchase price funded with non-cash contributions	—	(92)
Cash paid to purchase business	$—	$373,250

Interest paid	$8,051	$10,295
Income taxes paid	$422	$280

See accompanying notes.

Prestige Brands International, LLC

Notes to Consolidated Financial Statements

(in thousands, except per share data)

1.              Business and Basis of Presentation

Nature of Business

Prestige Brands International, LLC, (“Prestige International”) is an indirect wholly owned subsidiary of Prestige Brands Holdings, Inc. (“the Company”) and the indirect parent company of Prestige Brands, Inc., the issuer of the 9.25% senior subordinated notes due 2012 (“Senior Notes”) and the borrower under the senior credit facility consisting of a Revolving Credit Facility, Tranche B Term Loan Facility and a Tranche C Term Loan Facility (together the “Senior Credit Facility”).  Prestige International is also the parent guarantor of the obligations.  The Company and its subsidiaries are engaged in the marketing, sales and distribution of over-the-counter drug, personal care and household cleaning brands to mass merchandisers, drug stores, supermarkets and club stores primarily in the United States.

Basis of Presentation

The unaudited consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, the financial statements include all adjustments, consisting only of normal recurring adjustments that are considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods.  Operating results for the three month period ended June 30, 2005 are not necessarily indicative of results that may be expected for the year ending March 31, 2006.  This financial information should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended March 31, 2005.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period.  Although these estimates are based on the Company’s knowledge of current events and actions that the Company may undertake in the future, actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term deposits and investments with original maturities of three months or less to be cash equivalents.  Substantially all of the Company’s cash is held by one bank located in Wyoming.  The Company does not believe that, as a result of this concentration, it is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships.

Accounts Receivable

The Company extends non-interest bearing trade credit to its customers in the ordinary course of business. To minimize credit risk, ongoing evaluations of customers’ financial condition are performed; however, collateral is not required.  The Company maintains an allowance for doubtful accounts based on its historical collections experience, as well as its evaluation of current and expected conditions and trends affecting its customers.

Sales Returns

The Company must make estimates of potential future product returns related to current period sales. In order to do this, the Company analyzes historical returns, current economic trends, changes in customer demand and acceptance of the Company’s products when evaluating the adequacy of the Company’s allowance for returns in any accounting period.  If actual returns are greater than those estimated by management, the Company’s financial statements in future periods may be adversely affected.

Inventories

Inventories are stated at the lower of cost or fair value where cost is determined by using the first-in, first-out method.  The Company provides an allowance for slow moving and obsolete inventory.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method based on the following estimated useful lives:

Years
Machinery	5
Computer equipment	3
Furniture and fixtures	7

Expenditures for maintenance and repairs are charged to expense as incurred.  When an asset is sold or otherwise disposed of, the cost and associated accumulated depreciation are removed from the accounts and the resulting gain or loss is recognized in the consolidated statement of operations.

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  An impairment loss is recognized if the carrying amount of the asset exceeds its fair value.

Goodwill

The excess of the purchase price over the fair market value of assets acquired and liabilities assumed in acquisition transactions is classified as goodwill.  In accordance with Statement No. 142, “Goodwill and Other Intangible Assets,” the Company does not amortize goodwill, but performs impairment tests of the carrying value at least annually.

Intangible Assets

Intangible assets are stated at the lesser of cost or fair value less accumulated amortization.  For intangible assets with finite lives, amortization is computed on the straight-line method over estimated useful lives ranging from five to 30 years.

Indefinite lived intangible assets are tested for impairment at least annually, while intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  An impairment loss is recognized if the carrying amount of the asset exceeds its fair value.

Deferred Financing Costs

The Company has incurred debt issuance costs in connection with its long-term debt.  These costs are capitalized as deferred financing costs and amortized using the effective interest method over the term of the related debt.

Revenue Recognition

Revenues are recognized when the following revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists; (2) there is a fixed or determinable price; (3) the product has been shipped and the customer takes ownership and assumes risk of loss; and (4) collectibility of the resulting receivable is reasonably assured.  These criteria are satisfied upon shipment of product, and revenues are recognized accordingly.  Provision is made for estimated customer discounts and returns at the time of sale based on the Company’s historical experience.

The Company frequently participates in the promotional programs of its customers, as is customary in this industry.  The ultimate cost of these promotional programs varies based on the actual number of units sold during a finite period of time.  These programs may include coupons, scan downs, temporary price reductions or other price guarantee vehicles.  The Company estimates the cost of such promotional programs at their inception based on historical experience and current market conditions and reduces sales by such estimates.  At the completion of the promotional program, the estimated amounts are adjusted to actual results.

Costs of Sales

Costs of sales include product costs, warehousing costs, inbound and outbound shipping costs, and handling and storage costs.  Shipping, warehousing and handling costs were $5.5 million and $5.3 million for the periods ended June 30, 2005 and 2004, respectively.

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred.  Slotting fees associated with products are recognized as a reduction of sales.  Under slotting arrangements, the retailers allow the Company’s products to be placed on the stores’ shelves in exchange for such fees.  Direct reimbursements of advertising costs are reflected as a reduction of advertising costs in the period earned.

Stock-based Compensation

The Company accounts for employee stock-based compensation in accordance with the provisions of APB 25 and complies with the disclosure provisions of Statement No. 123 and Statement No. 148.  Under APB 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company’s common stock and the exercise price of the equity instrument.

Income Taxes

Income taxes are recorded in accordance with the provisions of Statement No. 109.  Pursuant to Statement No. 109, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Derivative Instruments

Statement No. 133 requires companies to recognize derivative instruments as either assets or liabilities in the balance sheet at fair value.  The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship.  For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, a cash flow hedge or a hedge of a net investment in an international operation.

The Company has designated its derivative financial instruments as cash flow hedges because they hedge exposure to variability in expected future cash flows that is attributable to interest rate risk.  For these hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same line item associated with the forecasted transaction in the same period or periods during which the hedged transaction affects earnings. Any ineffective portion of the gain or loss on the derivative instruments is recorded in results of operations immediately.

Recently Issued Accounting Standards

In March 2005, the FASB issued FIN 47 which clarifies guidance provided by Statement No. 143, “Accounting for Asset Retirement Obligations.”  FIN 47 is effective for the Company no later than March 31, 2006.  The adoption of FIN 47 is not expected to have a significant impact on the Company’s financial position, results of operations or cash flows.

In April 2005, the Securities and Exchange Commission approved an amendment to Rule 4-01 of Regulation S-X that delays the effective date of Statement No. 123(R) which requires companies to expense the value of employee and director stock options and similar awards.  The Company is currently reviewing its options for implementation of Statement No. 123(R).  The results of operations for the period ended June 30, 2005 would not have been affected had the Company applied the fair value recognition provisions of Statement 123(R) during this period.

In May 2005, the FASB issued Statement No. 154 which replaces APB Opinion No. 20 and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.”  Statement No. 154 requires that voluntary changes in accounting principle be applied retrospectively to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustments be made to the opening balance of retained earnings.  APB Opinion No. 20 had required that most voluntary changes in accounting principle be recognized by including in net income the cumulative effect of changing to the new principle.  Statement No. 154 is effective for all accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

2.              Accounts Receivable

The components of accounts receivable consist of the following:

	June 30, 2005	March 31, 2005

Accounts receivable	$32,654	$45,329
Other receivables	1,251	835
	33,905	46,164
Less allowances for discounts, returns and uncollectible accounts	(1,416)	(2,271)

	$32,489	$43,893

3.              Inventories

Inventories consist of the following:

	June 30, 2005	March 31, 2005

Packaging and raw materials	$5,192	$3,587
Finished goods	22,754	17,993

	$27,946	$21,580

Inventories are shown net of allowances for obsolete and slow moving inventory of $1.4 million at June 30, 2005 and March 31, 2005, respectively.

4.              Property and Equipment

Property and equipment consist of the following:

	June 30, 2005	March 31, 2005

Machinery	$2,828	$2,828
Computer equipment	784	771
Furniture and fixtures	542	515
Leasehold improvements	339	173
	4,493	4,287

Accumulated depreciation	(2,450)	(1,963)

	$2,043	$2,324

5.              Intangible Assets

Intangible assets consist of the following:

	June 30, 2005
	Gross	Accumulated	Net
	Amount	Amortization	Amount

Indefinite lived trademarks	$522,346	$—	$522,346

Amortizable intangible assets
Trademarks	94,900	(10,915)	83,985
Non-compete agreement	158	(24)	134
	95,058	(10,939)	84,119

	$617,404	$(10,939)	$606,465

	March 31, 2005
	Gross	Accumulated	Net
	Amount	Amortization	Amount

Indefinite lived trademarks	$522,346	$—	$522,346

Amortizable intangible assets
Trademarks	94,900	(8,775)	86,125
Non-compete agreement	158	(16)	142
	95,058	(8,791)	86,267

	$617,404	$(8,791)	$608,613

At June 30, 2005, intangible assets are expected to be amortized over a period of five to 30 years as follows:

Twelve Months Ending June 30
2006	$8,592
2007	8,592
2008	8,592
2009	8,592
2010	8,592
Thereafter	41,159

$84,119

6.              Long-Term Debt

Long-term debt consists of the following:

	June 30, 2005	March 31, 2005

Senior revolving credit facility (“Revolving Credit Facility”), which expires on April 6, 2009, is available for maximum borrowings of up to $60.0 million. The Revolving Credit Facility bears interest at the Company’s option at either the prime rate plus a variable margin or LIBOR plus a variable margin. The variable margin ranges from 0.75% to 2.50% and at June 30, 2005, the interest rate on the Revolving Credit Facility was 7.0% per annum. The Company is also required to pay a variable commitment fee on the unused portion of the Revolving Credit Facility. At June 30, 2005, the commitment fee was 0.50% of the unused line. The Revolving Credit Facility is collateralized by substantially all of the Company’s assets.

	$—	$—

Senior secured term loan facility, (“Tranche B Term Loan Facility”) bears interest at the Company’s option at either the prime rate or LIBOR plus a variable margin of 2.25%. At June 30, 2005, the applicable interest rate on the Tranche B Term Loan Facility was 5.38%. Principal payments of $933 and interest are payable quarterly. In February 2005, the Tranche B Term Loan Facility was amended to increase the amount available thereunder by $200.0 million, all of which is available at June 30, 2005. Current amounts outstanding under the Tranche B Term Loan Facility mature on April 6, 2011, while amounts borrowed pursuant to the amendment will mature on October 6, 2011. The Tranche B Term Loan Facility is collateralized by substantially all of the Company’s assets.

	368,428	369,360

Senior Subordinated Notes (Senior Notes) that bear interest at 9.25% which is payable on April 15th and October 15th of each year. The Senior Notes mature on April 15, 2012; however, the Company may redeem some or all of the Senior Notes on or prior to April 15, 2008 at a redemption price equal to 100% plus a make-whole premium, and on or after April 15, 2008 at redemption prices set forth in the indenture governing the Senior Notes. The Senior Notes are unconditionally guaranteed by Prestige International and Prestige International’s wholly owned subsidiaries (other than the issuer). There are no significant restrictions on the ability of any of the guarantors to obtain funds from their subsidiaries.

	126,000	126,000

	494,428	495,360
Current portion of long-term debt	(3,730)	(3,730)

	$490,698	$491,630

The Revolving Credit Facility and the Tranche B Term Loan Facility (together the “Senior Credit Facility”) contain various financial covenants, including provisions that require the Company to maintain certain leverage ratios, interest coverage ratios and fixed charge coverage ratios.  Additionally, the Senior Credit Facility contains provisions that restrict the Company from undertaking specified corporate actions, such as asset dispositions, acquisitions, dividend payments, changes of control, incurrence of indebtedness, creation of liens and transactions with affiliates.  The Company was in compliance with its financial and restrictive covenants under the Senior Credit Facility at June 30, 2005.

Future principal payments required in accordance with the terms of the Senior Credit Facility and the Senior Notes are as follows:

Twelve Months Ending June 30
2006	$3,730
2007	3,730
2008	3,730
2009	3,730
2010	3,730
Thereafter	475,778

$494,428

The Company entered into a 5% interest rate cap agreement with a financial institution to mitigate the impact of changing interest rates.  The agreement provides a notional amount of $20.0 million and terminates in June 2006.  The Company also entered into interest rate cap agreements with another financial institution that become effective August 30, 2005, with a total notional amount of $180.0 million and cap rates ranging from 3.25% to 3.75%.  The agreements terminate on May 30, 2006, 2007 and 2008 as to $50.0 million, $80.0 million and $50.0 million, respectively.  The Company is accounting for the interest rate cap agreements as cash flow hedges.  The fair value of the interest rate cap agreements was $1.7 million at June 30, 2005.

7.              Commitments and Contingencies

In July 2002, the Company entered into a ten year manufacturing and supply agreement with an unrelated company.  Pursuant to this agreement, the Company agreed to purchase certain minimum quantities of product over the initial three years of the agreement or to pay liquidated damages of up to $360.  The Company had recorded a liability of $308 at June 30, 2005 and March 31, 2005 which represents its estimate of the probable liquidated damages.  Such estimate is based on historical and expected purchases during the initial three years of the agreement.

In June 2003, Dr. Jason Theodosakis filed a lawsuit, Theodosakis v. Walgreens, et al., in Federal District Court in Arizona, alleging that two of the Company’s subsidiaries, Medtech Products and Pecos Pharmaceutical, as well as other unrelated parties, infringed the trade dress of two of his published books.  Specifically, Dr. Theodosakis published “The Arthritis Cure” and “Maximizing the Arthritis Cure” regarding the use of dietary supplements to treat arthritis patients.  Dr. Theodosakis alleged that his books have a distinctive trade dress, or cover layout, design, color and typeface, and those products that the defendants sold under the ARTHx trademarks infringed the books’ trade dress and constituted unfair competition and false designation of origin.  Additionally, Dr. Theodosakis alleged that the defendants made false endorsements of the products by referencing his books on the product packaging and that the use of his name, books and trade dress invaded his right to publicity.  The Company sold the ARTHx trademarks, goodwill and inventory to a third party, Contract Pharmacal Corporation, in March 2003.  On January 12, 2005, the court granted the Company’s motion for summary judgment and dismissed all claims against Pecos and Medtech.  The plaintiff has filed an appeal in the U.S. Court of Appeals which is pending.

On January 3, 2005, the Company was served with process by its former lead counsel in the Theodosakis litigation seeking $679 plus interest.  The case was filed in the Supreme Court of New York and is styled as Dickstein Shapiro et al v. Medtech Products, Inc.  In February 2005, the plaintiffs filed an amended complaint naming the Pecos Pharmaceutical Company as defendant.  The Company has answered and filed a counterclaim against Dickstein and also filed a third party complaint against the Lexington Insurance Company.  The Company believes that if there is any obligation to the Dickstein firm relating to this matter, it is an obligation of Lexington and not the Company.

On May 9, 2005, the Company was served with a complaint in a class action lawsuit filed in Essex County, Massachusetts, styled as Dawn Thompson v. Wyeth, Inc. relating to the Company’s Little Remedies pediatric cough products.  The Company is one of several corporate defendants, all of whom market over-the-counter cough syrup products for pediatric use.  The complaint alleges that the ingredient dextromethorphan is no more effective than a placebo.  There is no allegation of physical injury caused by the product or the ingredient.  In June 2005, the Company was served in a second class action complaint involving dextromethorphan.  The second case, styled Tina Yescavage v. Wyeth was filed in Lee County Florida and similarly involves multiple corporate defendants.  The Company believes that both of the dextromethorphan cases are without merit and is actively pursuing appropriate defenses.  The use of dextromethorphan in pediatric products is fully consistent with and supported by Food and Drug Administration regulations.

The Company is also involved from time to time in routine legal matters and other claims incidental to its business. When it appears probable in management’s judgment that the Company will incur monetary damages or other costs in connection with such claims and proceedings, and such costs can be reasonably estimated, liabilities are recorded in the financial statements and charges are recorded against earnings. The Company believes the resolution of such routine matters and other incidental claims, taking into account reserves and insurance, will not have a material adverse effect on its financial condition or results of operation.

8.              Equity Incentive Plan

In connection with the Company’s IPO, the Board of Directors adopted the 2005 Long-Term Equity Incentive Plan (“the Plan”).  The Plan provides for grants of stock options, restricted stock, restricted stock units, deferred stock units and other equity-based awards.  Directors, officers and other employees of the Company and its subsidiaries, as well as others performing services for the Company, are eligible for grants under the Plan.  At June 30, 2005, there were 5,000,000 shares available for issuance under the Plan; however, no grants have been made under the Plan.

9.              Related Party Transactions

The Company had entered in an agreement with an affiliate of GTCR Golder Rauner II, LLC (“GTCR”), a private equity firm and an investor in the Company, whereby the GTCR affiliate was to provide management and advisory services to the Company for an aggregate annual compensation of $4.0 million.  The agreement was terminated in February 2005.  During the period ended June 30, 2004, the Company paid the affiliate of GTCR a management fee of $934.

10.       Income Taxes

Income taxes are recorded in the Company’s quarterly financial statements based on the Company’s estimated annual effective income tax rate.  The effective rates used in the calculation of income taxes were 52.6% and 35.5% for the periods ended June 30, 2005 and 2004, respectively.  The increase in the effective tax rate for 2005 resulted primarily from a one time charge of approximately $1.2 million due to the increase in the Company’s graduated federal income tax rate from 34% to 35% and its related impact on the Company’s deferred tax liabilities.

11.       Concentrations of Risk

The Company’s sales are concentrated in the areas of over-the-counter pharmaceutical products, personal care products and household cleaning products.  The Company sells its products to mass merchandisers, food and drug accounts, and dollar and club stores.  During the period ended June 30, 2005, approximately 60.8% of the Company’s total sales were derived from its four major brands while during the period ended June 30, 2004, approximately 64.4% of the Company’s total sales were derived from these four brands.  During the periods ended June 30, 2005 and 2004, approximately 22.8% and 23.3%, respectively, of the Company’s net sales were made to one customer.  At June 30, 2005, approximately 20% of accounts receivable were owed by one customer.

The Company manages product distribution in the continental United States through a main distribution center in St. Louis, Missouri.  A serious disruption, such as a flood or fire, to the main distribution center could damage the Company’s inventory and could materially impair the Company’s ability to distribute its products to customers in a timely manner or at a reasonable cost.  The Company could incur significantly higher costs and experience longer lead times associated with the distribution of its products to its customers during the time that it takes the Company to reopen or replace its distribution center.  As a result, any such disruption could have a material adverse effect on the Company’s sales and profitability.

12.       Business Segments

Segment information has been prepared in accordance with FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  The Company’s operating segments are based on its product lines and consist of (i) Over-the-Counter Drugs, (ii) Personal Care and (iii) Household Cleaning.  Accordingly, within each reportable segment are operations that have similar economic characteristics, including the nature of their products, production process, type of customer and method of distribution.

There were no inter-segment sales or transfers during the periods ended June 30, 2005 and 2004.  The Company evaluates the performance of its product lines and allocates resources to them based primarily on contribution margin.  The table below summarizes information about reportable segments.

	Period Ended June 30, 2005
	Over-the- Counter	Personal	Household
	Drug	Care	Cleaning	Consolidated

Net sales	$32,866	$7,484	$23,180	$63,530
Other revenues	—	—	25	25

Total revenues	32,866	7,484	23,205	63,555
Cost of sales	11,165	3,884	13,290	28,339

Gross profit	21,701	3,600	9,915	35,216
Advertising and promotion	7,402	1,103	2,209	10,714

Contribution margin	$14,299	$2,497	$7,706	24,502
Other operating expenses				7,542

Operating income				16,960
Other income (expense)				(8,510)
Provision for income taxes				(4,443)

Net income				$4,007

	Period Ended June 30, 2004
	Over-the- Counter	Personal	Household
	Drug	Care	Cleaning	Consolidated

Net sales	$34,599	$8,438	$24,645	$67,682
Other revenues			75	75

Total revenues	34,599	8,438	24,720	67,757
Cost of sales	14,722	4,445	16,956	36,123

Gross profit	19,877	3,993	7,764	31,634
Advertising and promotion	7,989	2,621	3,161	13,771

Contribution margin	$11,888	$1,372	$4,603	17,863
Other operating expenses				7,210

Operating income				10,653
Other income (expense)				(18,616)
Benefit for income taxes				2,826

Net loss				$(5,137)

During the periods ended June 30, 2005 and 2004, 97.9% and 97.4%, respectively, of sales were made to customers in the United States and Canada.  No individual geographical area accounted for more than 10% of net sales in any of the periods presented.  At June 30, 2005 and 2004, all of the Company’s long-term assets were located in the United States of America and have not been allocated between segments.

13.       Subsequent Events

On July 22, 2005, the Company entered into a material definitive asset sale and purchase agreement with Reckitt Benckiser Inc. for the acquisition of the Chore Boy line of household cleaning products for an aggregate consideration of $22.3 million.

Pursuant to the provisions of the Company’s 2005 Long-Term Equity Incentive Plan, on July 29, 2005, each of the Company’s four independent members of the Board of Directors received an award of 6,222 shares of common stock in connection with Company’s directors’ compensation arrangements.  Of such amount, 1,778 shares represent a one-time grant of unrestricted shares while the remaining 4,444 shares represent restricted shares that vest over a two year period.

On August 3, 2005, a complaint in a class action lawsuit, Charter Township of Clinton Police and Fire Retirement System v. Prestige Brands Holdings, Inc. et al, was filed in United States District Court for the Southern District of New York, on behalf of all persons who purchased the Company’s securities pursuant to and/or traceable to the Company’s IPO or about February 9, 2005 through July 28, 2005.  The complaint also names as defendants Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman, Sachs & Co and J.P. Morgan Securities Inc., the lead or co-lead underwriters of the IPO.  The complaint charges the Company, certain of its officers and directors, and other insiders with violations of the Securities Act of 1933.  The Company plans to defend this matter vigorously.

The Company has been made aware of the possibility of additional similar class action lawsuits.  If these potential lawsuits are filed, the Company plans to defend these matters vigorously.

On August 4, 2005, Frank Palantoni joined the Company as President and Chief Operating Officer.  In connection therewith, the Board of Directors granted Mr. Palantoni 30,888 shares of restricted common stock and options to purchase an additional 61,776 shares of common stock at a purchase price of $12.95 per share.  The options vest over a period of five years while the restricted shares will vest contingent upon the attainment of certain performance-based benchmarks.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company, as the indirect holding company of Prestige International, does not conduct ongoing business operations.  As a result, the financial information for Prestige Brands Holdings, Inc. and Prestige Brands International, LLC is identical for the purposes of the discussion of operating results in Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Prestige Brands International, LLC, is an indirect wholly owned subsidiary of Prestige Brands Holdings, Inc. and the parent company of Prestige Brands, Inc., the issuer of our 9.25% senior subordinated notes due 2012 (“Senior Notes”) and the borrower under the senior credit facility, consisting of a Revolving Credit Facility, Tranche B Term Loan Facility and a Tranche C Term Loan Facility (together the “Senior Credit Facility”).  Prestige International is also the parent guarantor of the obligations.

This document should be read in conjunction with the Management’s Discussion and Analysis section of Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2005.

General

We sell well-recognized, brand name over-the-counter drug, household cleaning and personal care products. We operate in niche segments of these categories where we can use the strength of our brands, our established retail distribution network, a low-cost operating model and our experienced management team as a competitive advantage to grow our presence in these categories and, as a result, grow our sales and profits.

We have grown our brand portfolio by acquiring strong and well-recognized brands from larger consumer products and pharmaceutical companies, as well as other brands from smaller private companies.  While the brands we have purchased from larger consumer products and pharmaceutical companies have long histories of support and brand development, we believe that at the time we acquired them they were considered “non-core” by their previous owners and did not benefit from the focus of senior level management or strong marketing support.  We believe that the brands we have purchased from smaller private companies have been constrained by the limited resources of their prior owners.  After acquiring a brand, we seek to increase its sales, market share and distribution in both existing and new channels.  We pursue this growth through increased spending on advertising and promotion, new marketing strategies, improved packaging and formulations and innovative new products.

In February 2005, we raised $448.0 million through an initial public offering of 28,000,000 shares of common stock.  The net proceeds of the offering were $416.8 million after deducting $28.0 million of underwriters’ discounts and commissions and $3.2 million of offering expenses.  The net proceeds of $416.8 million plus $3.0 million from our revolving credit facility and $8.8 million of cash on hand went to repay $100.0 million of our existing senior indebtedness (plus a repayment premium of $3.0 million and accrued interest of $0.5 million as of February 15, 2005), to redeem $84.0 million in aggregate principal amount of our existing 9.25% senior subordinated notes (plus a redemption premium of $7.8 million and accrued interest of $3.3 million as of March 18, 2005), to repurchase an aggregate of 4,397,950 shares of our common stock held by the GTCR funds and the TCW/Crescent funds for $30.2 million, and to contribute $199.8 million to Prestige International Holdings, LLC, which was used to redeem all of its outstanding senior preferred units and class B preferred units.  We did not receive any of the proceeds from the sale of 4,200,000 shares by the selling stockholders as a result of the underwriters exercising their over-allotment options.

Quarterly Period Ended June 30, 2005 compared to the Quarterly Period Ended June 30, 2004

Net Sales

Net sales for the period ended June 30, 2005 were $63.6 million compared to $67.8 million for the comparable period of the prior year.  This represented a decrease of $4.2 million or 6.2% from the prior period.  All three operating segments experienced sales declines during the period.  The Over-the-Counter Drug segment had net sales of $32.9 million for the period ended June 30, 2005, a decrease of $1.7 million, or 5.0% below net sales of $34.6 million for the period ended June 30, 2004.  The Household Cleaning segment had net sales of $23.2 million for the period ended June 30, 2005, a decrease of $1.5 million, or 6.1% below net sales of $24.7 million for the period ended June 30, 2004.  The Personal Care segment had net sales of $7.5 million for the period ended June 30, 2005, a decrease of $0.9 million, or 11.3% below net sales of $8.4 million for the period ended June 30, 2004.

Over-the-Counter Drug Segment

Net sales in the Over-the-Counter Drug segment were $32.9 million for the period ended June 30, 2005 versus $34.6 million for the comparable period of the prior year.  This represented a decrease of $1.7 million or 5.0% from the prior period.  The sales decrease was the result of declines in Compound W and New Skin partially offset by Little Remedies, which is not included in the June 30, 2004 results, and gains on Chloraseptic.  The decline in Compound W is primarily a result of softness in the retail wart remover category and increased competition.  The decline in New Skin is a result of the sudden drop in sales in the retail liquid bandage category. The Little Remedies brand was acquired in the Vetco acquisition in October 2004.  The Chloraseptic gains are a result of continued strong retail consumer consumption during the period.

Personal Care Segment

Net sales of the Personal Care segment were $7.5 million for the period ended June 30, 2005 versus $8.4 million for the comparable period of the prior year.  This represented a decrease of $0.9 million or 11.3% from the prior period.  The sales decrease is primarily attributable to the Denorex brand’s continued decline in consumer consumption.

Household Cleaning Segment

Net sales of the Household Cleaning segment were $23.2 million for the period ended June 30, 2005 versus $24.7 million for the comparable period of the prior year.  This represented a decrease of $1.5 million or 6.1% from the prior period.  The sales decrease was the result of declines in both household brands — Comet and Spic and Span.  The decrease in Comet sales is largely attributable to the discontinuance of the Clean & Flush toilet bowl product during 2004.  The on-going Comet product line — powder, sprays and cream — experienced modest increases in sales during the period.  The Spic and Span brand decreases are due to the timing of dollar store orders and sales of obsolete product during the same period last year.

Gross Profit

Gross profit for the period ended June 30, 2005 was $35.2 million compared to $31.6 million for the comparable period of the prior year.  This represented an increase of $3.6 million or 11.3% from the prior period.  The period ended June 30, 2004 included inventory step-up costs associated with the acquisitions of the businesses of approximately $5.2 million.  Excluding costs associated with the inventory step-up in the period ended June 30, 2004, gross profit decreased by $1.7 million or 4.5% for the period ended June 30, 2005.  The decrease in gross profit is primarily a result of the sales shortfall.  Gross profit as a percent of sales was 55.4% for the period ended June 30, 2005 versus 54.4% for the comparable period of the prior year.  The increase in gross profit percentage is primarily a result of improvements in the over-the-counter drug and household cleaning segments partially offset by declines in the personal care segment.

Over-the-Counter Drug Segment

Gross profit of the Over-the-Counter segment was $21.7 million for the period ended June 30, 2005 versus $19.9 million for the comparable period of the prior year.  This represented an increase of $1.8 million or 9.2% from the prior period.  Excluding $2.6 million of cost associated with the inventory step-up in the period ended June 30, 2004, gross profit decreased by $0.8 million or 3.4% for the period ended June 30, 2005.  Gross profit as a percent of sales was 66.0% for the period ended June 30, 2005 versus 64.9% for the comparable period of the prior year.  The decrease in gross profit is a result of the sales shortfall partially offset by improved gross profit as a percent of sales, excluding cost of inventory step-up, due to favorable sales mix.  Compound W Freeze-off has a lower gross profit percentage than the average product in the Over-the-Counter Drug segment and a smaller proportion of the sales in the period ended June 30, 2005 than in the comparable period of the prior year.

Personal Care Segment

Gross profit of the personal care segment was $3.6 million for the period ended June 30, 2005 versus $4.0 million for the comparable period of the prior year.  This represented a decrease of $0.4 million or 9.8% from the prior period.  Excluding $0.2 million of costs associated with the inventory step-up in the period ended June 30, 2004, gross profit decreased by $0.6 million or 15.3% for the period ended June 30, 2005. The gross profit decrease is primarily due to the sales shortfall.  Gross profit as a percent of sales was 48.1% for the period ended June 30, 2005 versus 50.3% for the comparable period of the prior year.  The decrease in gross profit percentage is primarily a result of the higher cost value size for Denorex which was introduced last fall.

Household Cleaning Segment

Gross profit of the Household Cleaning segment was $9.9 million for the period ended June 30, 2005 versus $7.8 million for the comparable period of the prior year.  This represented an increase of $2.1 million or 27.7% from the prior period.  Excluding $2.4 million of costs associated with the inventory step-up in the period ended June 30, 2004, gross profit decreased by $0.3 million or 2.5% for the period ended June 30, 2005.  The decrease in gross profit is a result of the sales shortfall, partially offset by improved gross profit as a percent of sales due to discontinuance of the lower margin Clean & Flush toilet bowl product and sales of obsolete Spic and Span inventory.  Gross profit as a percent of sales was 42.7% for the period ended June 30, 2005 versus 41.1% for the comparable period of the prior year as a result the sale of fewer lower margin items as described above.

Contribution Margin

Contribution margin was $24.5 million for the period ended June 30, 2005 versus $17.9 million for the comparable period of the prior year.  This represented an increase of $6.6 million or 37.2% from the prior period.  Excluding costs associated with the inventory step-up mentioned above, contribution margin increased by $1.4 million or 6.0% for the period ended June 30, 2005 versus the comparable period of the prior year.  The contribution margin increase is primarily attributable to a $3.1 million reduction in advertising and promotion spending in the period ended June 30, 2005 versus the same period in the prior year, offset by the decrease in gross profits discussed above.

Over-the-Counter Drug Segment

Contribution margin of the Over-the-Counter drug segment was $14.3 million for the period ended June 30, 2005 versus $11.9 million for the comparable period of the prior year.  Excluding costs associated with the inventory step-up mentioned above, contribution margin decreased by $0.2 million or 1.2% for the period ended June 30, 2005 versus the comparable period of the prior year. The contribution margin decrease is a result of the gross profit decline partially offset by $0.6 million reduction in advertising and promotion spending in the period ended June 30, 2005 versus the same period of the prior year.  The reduction in advertising and promotion spending was due to a Chloraseptic media test program aimed at the allergy season in the period ended June 30, 2004 which was not repeated in the period ended June 30, 2005.

Personal Care Segment

Contribution margin of the personal care segment was $2.5 million for the period ended June 30, 2005 versus $1.4 million for the comparable period of the prior year.  This represented an increase of $1.1 million or 82.0% from the prior period.  The contribution margin increase is a result of the $1.5 million reduction in advertising and promotion spending in the period ended June 30, 2005, offset by the gross profit decline of $0.4 million.  The reduction in advertising and promotion was primarily a result of a shift in Cutex advertising from television to print media.  The Cutex print media advertising campaign is planned throughout the current fiscal year as opposed to television media which was concentrated in the first two fiscal quarters of last year.

Household Cleaning Segment

Contribution margin of the Household Cleaning segment was $7.7 million for the period ended June 30, 2005 versus $4.6 million for the comparable period of the prior year.  This represented an increase of $3.1 million or 67.4% from the prior period.  Excluding costs associated with the inventory step-up mentioned above, contribution margin increased by $0.7 million or 9.9% for the period ended June 30, 2005 versus the comparable period of the prior year.  The contribution margin increase is a result of a $0.9 million reduction in advertising and promotion in the period end June 30, 2005 from the comparable period of the prior year, offset by the gross profit decrease of $0.3 million.  The decline in spending is driven by the elimination of advertising and promotional spend behind the discontinued Comet Clean and Flush product.

General and Administrative

General and administrative expenses were flat at $4.9 million for the period ended June 30, 2005 versus the comparable period of the prior year.  Synergies achieved with the integration of the Medtech, Bonita Bay and Spic and Span acquisitions were partially offset by an increase in costs associated with being a public company, including, Sarbanes-Oxley reporting compliance, regulatory filings and legal fees.  The period ended June 30, 2005 includes additional expenses associated with adding the Little Remedies brand in the Vetco acquisition that was completed in October 2004.

Depreciation and Amortization

Depreciation and amortization expense was $2.6 million for the period ended June 30, 2005 versus $2.3 million for the comparable period of the prior year.  The increase was due to amortization of intangible assets related to the Vetco acquisition.

Interest Expense, net

Net interest expense was $8.5 million for the period ended June 30, 2005 versus $11.0 million for the comparable period of the prior year.  This represented a decrease of $2.5 million or 23.0% from the prior period.  The decrease in interest expense is due to the reduction of indebtedness outstanding.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $0 for the period ended June 30, 2005 versus $7.6 million for the comparable period of the prior year.  The $7.6 million for the period ended June 30, 2004 related to the write-off of deferred financing costs and debt discounts associated with the borrowings retired in connection with the Bonita Bay acquisition.

Income Taxes

The income tax provision for the period ended June 30, 2005 was $4.4 million, with an effective rate of 52.6%, compared to a benefit of $2.8 million, with an effective rate of 35.5% for period ended June 30, 2004.  The increase in effective tax rate is primarily the result of a one time charge of $1.2 million due to an increase in the Company’s graduated federal income tax rate from 34% to 35% and its related impact on deferred tax liabilities.

Liquidity and Capital Resources

We have historically financed our operations with a combination of internally generated funds and borrowings.  In February 2005, we completed an initial public offering that provided the Company with net proceeds of $416.8 million which were used to repay $184.0 million of indebtedness, to repurchase common stock held by the GTCR funds and the TCW/Crescent funds, and to redeem all of the outstanding senior preferred units and class B preferred units held by previous investors.  Our principal uses of cash are for operating expenses, debt service, acquisitions, working capital, and capital expenditures.

Net cash provided by operating activities was $9.8 million for period ended June 30, 2005 compared to $8.7 million for comparable period of the prior year. The $1.1 million increase was primarily due to net income of $4.0 million, adjusted for non-cash items of $7.5 million in 2005, compared to net loss of $5.1 million, adjusted for non-cash items of $13.6 million for the period ended June 30, 2004, offset by working capital changes.  Working capital increased by $1.7 million for period ended June 30, 2005, primarily due to an increase in inventory of $6.4 million as a result of the net sales shortfall during the period and a decrease in accounts payable and accrued expenses of $5.8 million, offset by a reduction in accounts receivable of $11.0 million.

Net cash used in investing activities was $0.2 million for period ended June 30, 2005 compared to net cash used of $373.4 million for the comparable period of the prior year.  The net cash used in investing activities for the June 30, 2005 period was primarily a result of leasehold improvements on the Company’s Irvington, New York offices.  The net cash used in investing activities for the period ended June 30, 2004 was for the acquisition of Bonita Bay on April 6, 2004.

Net cash used in financing activities was $1.0 million for the period ended June 30, 2005 compared to $373.6 million for the period ended June 30, 2004.  Net cash used in financing activities for June 30, 2005 was primarily due to mandatory scheduled payments on the senior secured term loan facility.  In the period ended June 30, 2004, to finance the acquisitions of Bonita Bay, the Company borrowed $668.5 million and issued preferred units and common units of $58.5 million.  The increase in debt was partially offset by the payment of deferred financing costs of $22.6 million, repayment of the debt incurred in February 2004 at the time of the Medtech/Denorex acquisition, the pay down of the revolving credit facility and scheduled payments on current debt which all totaled $330.8 million.

Capital Resources

On February 15, 2005, the Company completed an initial public offering of common stock which resulted in net proceeds of $416.8 million.  The proceeds were used to repay the $100.0 million outstanding under the Tranche C Term Loan Facility (plus a repayment premium of $3.0 million and accrued interest of $0.5 million as of February 15, 2005), and to redeem $84.0 million in aggregate principal amount of our existing 9.25% Senior Notes (plus a redemption premium of $7.8 million and accrued interest of $3.3 million as of March 18, 2005).  Effective upon the completion of the initial public offering, we entered into an amendment to the credit agreement that, among other things, allows us to increase the indebtedness under our Tranche B Term Loan Facility by $200.0 million and allows for an increase in our Revolving Credit Facility up to $60.0 million.

As of June 30, 2005, we had an aggregate of $494.4 million of outstanding indebtedness, which consisted of (i) an aggregate of $368.4 million of borrowings under the Tranche B Term Loan Facility, and (ii) $126.0 million of 9.25% Senior Notes due 2012.  We had $60.0 million of borrowing capacity under the Revolving Credit Facility available at such time.

All loans under the Senior Credit Facility bear interest at floating rates, which can be either (i) based on the prime rate, or (ii) LIBOR rate, plus an applicable margin.  As of June 30, 2005, an aggregate of $368.4 million was outstanding under the term loans at a weighted average interest rate of 5.3%.

On June 30, 2004, we paid $52 for a 5% interest rate cap agreement with a notional amount of $20 million.  The interest rate cap terminates in June 2006.  On March 7, 2005, we paid $2.3 million for interest rate cap agreements that become effective August 30, 2005, with a total notional amount of $180 million and LIBOR cap rates ranging from 3.25% to 3.75%.  The interest rate cap agreements terminate on May 30, 2006, 2007 and 2008 as to $50.0 million, $80.0 million and $50.0 million, respectively.  The fair value of the interest rate cap agreements was $1.7 million at June 30, 2005.

The Tranche B Term Loan Facility matures in April 2011.  We must make quarterly amortization payments on the term loan facility equal to 0.25% of the initial principal amount of the term loan.  The Revolving Credit Facility matures and the commitments relating to the Revolving Credit Facility terminate in April 2009.  The obligations under the Senior Credit Facility are guaranteed on a senior basis by Prestige International and all of its domestic subsidiaries, other than the issuer (Prestige Brands, Inc.), and are secured by substantially all of our assets.

The Senior Credit Facility contains various financial covenants, including financial covenants that require us to maintain certain leverage ratios, interest coverage ratios and fixed charge coverage ratios, as well as covenants restricting us from undertaking specified corporate actions, including asset dispositions, acquisitions, payment of dividends and other specified payments, changes of control, incurrence of indebtedness, creation of liens, making loans and investments and transactions with affiliates.  Our Senior Notes require that adjusted EBITDA (as defined in the indenture governing such notes) be used as the basis for calculating our leverage and interest coverage ratios.  We were in compliance with our financial and restrictive covenants under the credit facility at June 30, 2005.

Our principal sources of funds are anticipated to be cash flows from operating activities and available borrowings under the Revolving Credit Facility.  We believe that these funds will provide us with sufficient liquidity and capital resources for us to meet our current and future financial obligations, as well as to provide funds for working capital, capital expenditures and other needs for at least the next 12 months.  We regularly review acquisition opportunities and other potential strategic transactions, which may require additional debt or equity financing.

Commitments

As of June 30, 2005, we had ongoing commitments under various contractual and commercial obligations as follows:

Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
	(in millions)
Long-term debt	$494.4	$3.7	$7.5	$7.5	$475.7

Interest on long-term debt (1)	210.8	31.7	62.4	62.0	54.7

Operating leases	1.6	0.5	0.8	0.3	—

Total Contractual Obligations	$706.8	$35.9	$70.7	$69.8	$530.4

(1)          Represents the estimated interest obligations on the outstanding balance of the Tranche B Term Loan Facility and the outstanding balance of the Senior Notes, together, assuming scheduled principal payments (based on the terms of the loan agreements) were made and assuming a weighted average interest rate of 6.4%.  Estimated interest obligations would be different under different assumptions regarding interest rates or timing of principal payments.  If interest rates on borrowings with variable rates increased by 1%, interest expense would increase approximately $3.7 million, in the first year.

Critical Accounting Policies and Estimates

The significant accounting policies are described in the notes of the unaudited financial statements included elsewhere in this document.  While all significant accounting policies are important to our consolidated financial statements, some of these policies may be viewed as being critical.  Such policies are those that are both most important to the portrayal of our financial condition and require our most difficult, subjective and complex estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and the related disclosure of contingent assets and liabilities.  These estimates are based upon our historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results may differ materially from these estimates under different assumptions or conditions.  The most critical accounting policies are as follows:

Allowance for doubtful accounts and the allowance for obsolete and damaged inventory

In the ordinary course of business, we grant non-interest bearing trade credit to our customers on normal credit terms.  To reduce our credit risk, we perform ongoing credit evaluations of our customers’ financial condition.  In addition, we maintain an allowance for doubtful accounts receivable based upon our historical collection experience and expected collectibility of our accounts receivable.  If uncollectible account balances exceed our estimates, our financial statements would be adversely affected.

We write down our inventory for estimated obsolescence or damage equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.  If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Valuation of long-lived and intangible assets and goodwill

Pursuant to FASB Statement No. 141, “Business Combinations” (“Statement No. 141”) and Statement No. 142, “Goodwill and Other Intangible Assets” (“Statement No. 142”) goodwill and indefinite-lived intangible assets are no longer amortized, but must be tested for impairment at least annually.  Intangible assets with finite lives are amortized over their respective estimated useful lives.  We are required to make judgments regarding the value assigned to acquired intangible assets and their respective useful lives.  Our determination of the values and lives was based on our analysis of the requirements of Statements No. 141 and No. 142, as well as an independent evaluation of such assets.  We have determined that a significant portion of our trademarks have indefinite lives.  If we determine that any of these assets has a finite life, we would amortize the value of that asset over the remainder of such finite life.  Intangible assets with finite lives and other long-lived assets must also be evaluated for impairment when management believes that the carrying value of the asset will not be recovered.  Adverse changes in market conditions or poor operating results could result in a future impairment charge.  There were no impairments of goodwill, indefinite-lived intangible assets or other long-lived assets during the period ended June 30, 2005.  Goodwill and other long-term assets amounted to $901.0 million at June 30, 2005.

Revenue Recognition

We comply with the provisions Securities and Exchange Commission of Staff Accounting Bulletin 104 “Revenue Recognition,” which states that revenue should be recognized when the following revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists; (2) the product has been shipped and the customer takes ownership and assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured.  These criteria are satisfied upon shipment of product and revenues are recognized accordingly.

We must make estimates of potential future product returns related to current period sales.  In order to do this, we analyze historical returns, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of our allowance for returns in any accounting period.  If actual returns are greater than those estimated by management, our financial statements in future periods would be adversely affected.

The Company’s frequently participates in the promotional programs of its customers, as is customary in this industry.  The ultimate cost of these promotional programs varies based on the actual number of units sold during a finite period of time.  These programs may include coupons, scan downs, temporary price reductions or other price guarantee vehicles.  The Company estimates the cost of such promotional programs at their inception based on historical experience and current market conditions and reduces sales by such estimates.  At the completion of the promotional program, the estimated amounts are adjusted to actual results.

Recent Accounting Pronouncements

In March 2005, the FASB issued FIN 47 which clarifies guidance provided by Statement No. 143, “Accounting for Asset Retirement Obligations.”  FIN 47 is effective for the Company no later than March 31, 2006.  The adoption of FIN 47 is not expected to have a significant impact on our financial position, results of operations or cash flows.

In April 2005, the Securities and Exchange Commission approved an amendment to Rule 4-01 of Regulation S-X that delays the effective date of Statement No. 123(R), which requires companies to expense the value of employee and director stock options and similar awards.  The Company is currently reviewing its options for implementation of Statement No. 123(R).  The results of operations for the period ended June 30, 2005 would not have been affected had the Company applied the fair value recognition provisions of Statement 123 during this period.

In May 2005, the FASB issued Statement No. 154 which replaces APB Opinion No. 20 and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.”  Statement No. 154 requires that voluntary changes in accounting principle be applied retrospectively to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings.  APB Opinion No. 20 had required that most voluntary changes in accounting principle be recognized by including in net income the cumulative effect of changing to the new principle.  Statement No. 154 is effective for all accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or financing activities with special-purpose entities.

Inflation

Inflationary factors such as increases in the costs of raw materials, packaging materials, purchased product and overhead may adversely affect our operating results.  Although we do not believe that inflation has had a material impact on our financial position or results of operations for the periods referred to above, a high rate of inflation in the future may have an adverse effect on us and our operating results.

Seasonality

The first quarter of our fiscal year typically has the lowest level of revenue due to the seasonal nature of certain of our brands relative to the summer and winter months.  In addition, the first quarter is the least profitable quarter due the increased advertising and promotional spending to support those brands with a summer season, such as, Compound W, Cutex and New Skin.  The Company’s advertising and promotional campaign in the third quarter influence sales in the fourth quarter winter months.  Additionally, the fourth quarter has the lowest level of advertising and promotional spending as a percent of revenue.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report of Form 10-Q contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), including information within Management’s Discussion and Analysis of Financial Condition and Results of Operations.  The following cautionary statements are being made pursuant to the provisions of the Act and with the intention to obtaining the benefits of the “safe harbor” provisions of the Act.  Although we believe that our expectations are based on reasonable assumptions, actual results may differ materially from those in the forward looking statement.

These forward-looking statements may or may not contain the words “believe,” “anticipate,” “expect,” “estimate,” “project,” “will be,” “will continue,” “will likely result,” or other similar words and phrases. Forward-looking statements and our plans and expectations are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, including, but not limited to the following:

•       general economic conditions affecting our products and their respective markets,

•       the high level of competition in our industry and markets,

•       our dependence on a limited number of customers for a large portion of our sales,

•       disruptions in our distribution center,

•       acquisitions or other strategic transactions diverting managerial resources, or incurrence of additional liabilities or integration problems associated with such transactions,

•       changing consumer trends, pricing pressures which may cause us to lower our prices,

•       increases in supplier prices,

•       changes in our senior management team,

•       our ability to protect our intellectual property rights,

•       our dependency on the reputation of our brand names,

•       shortages of supply of sourced goods or interruptions in the manufacturing of our products,

•       our level of debt, and ability to service our debt,

•       our ability to obtain additional financing, and

•       the restrictions imposed by our senior credit facility and the indenture on our operations.

Forward-looking statements speak only as of the date of this quarterly report on Form 10-Q.  Except as required under federal securities laws and the rules and regulations of the Securities and Exchange Commission, we do not have any intention to update any forward-looking statements to reflect events or circumstances arising after the date of this Form 10-Q, whether as a result of new information, future events or otherwise.  As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on forward-looking statements included in this Form 10-Q or that may be made elsewhere from time to time by, or on behalf of, us.  All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in interest rates because our senior credit facility is variable rate debt.  Interest rate changes, therefore, generally do not affect the market value of such debt, but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant.  At June 30, 2005, we had variable rate debt of approximately $368.0 million related to our Tranche B Term Loan.  There were no borrowings outstanding at June 30, 2005 related to our Revolving

Credit Facility.  Holding other variables constant, including levels of indebtedness, a one percentage point increase in interest rates on our variable debt would have an adverse impact on pre-tax earnings and cash flows for the next year of approximately $3.7 million.

However, on June 30, 2004, we paid $52 for a 5% interest rate cap agreement with a notional amount of $20.0 million that terminates in June 2006.  Additionally, on March 7, 2005 we paid $2.3 million for interest rate cap agreements that become effective August 30, 2005, with a total notional amount of $180.0 million and LIBOR cap rates ranging from 3.25% to 3.75%.  These interest rate cap agreements terminate on May 30, 2006, 2007 and 2008 as to $50.0 million, $80.0 million and $50.0 million, respectively.  Given the protection afforded by the interest rate cap agreements, the impact on pre-tax earnings and cash flows during the next year of a one percentage point increase in interest rates would be limited to $2.1 million.  The fair value of the interest rate cap agreements was $1.7 million at June 30, 2005.

ITEM 4.                    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report.  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that the Company and Prestige International maintained effective disclosure controls and procedures as of the end of the period covered by this report.

Changes in Internal Controls

During the quarterly period ended June 30, 2005, there were no changes in the Company’s or Prestige International’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s or Prestige International’s internal control over financial reporting.

PART II.                        OTHER INFORMATION

ITEM 1.                             LEGAL PROCEEDINGS

In June 2003, Dr. Jason Theodosakis filed a lawsuit, Theodosakis v. Walgreens, et al., in Federal District Court in Arizona, alleging that two of the Company’s subsidiaries, Medtech Products and Pecos Pharmaceutical, as well as other unrelated parties, infringed the trade dress of two of his published books.  Specifically, Dr. Theodosakis published “The Arthritis Cure” and “Maximizing the Arthritis Cure” regarding the use of dietary supplements to treat arthritis patients.  Dr. Theodosakis alleged that his books have a distinctive trade dress, or cover layout, design, color and typeface, and those products that the defendants sold under the ARTHx trademarks infringed the books’ trade dress and constituted unfair competition and false designation of origin.  Additionally, Dr. Theodosakis alleged that the defendants made false endorsements of the products by referencing his books on the product packaging and that the use of his name, books and trade dress invaded his right to publicity.  The Company sold the ARTHx trademarks, goodwill and inventory to a third party, Contract Pharmacal Corporation, in March 2003.  On January 12, 2005, the court granted the Company’s motion for summary judgment and dismissed all claims against Pecos and Medtech.  The plaintiff has filed an appeal in the U.S. Court of Appeals which is pending.

On January 3, 2005, the Company was served with process by its former lead counsel in the Theodosakis litigation seeking $679 plus interest.  The case was filed in the Supreme Court of New York and is styled as Dickstein Shapiro et al v. Medtech Products, Inc.  In February 2005, the plaintiffs filed an amended complaint naming the Pecos Pharmaceutical Company as defendant.  The Company has answered and filed a counterclaim against Dickstein and also filed a third party complaint against the Lexington Insurance Company.  The Company believes that if there is any obligation to the Dickstein firm relating to this matter, it is an obligation of Lexington and not the Company.

On May 9, 2005, the Company was served with a complaint in a class action lawsuit filed in Essex County, Massachusetts, styled as Dawn Thompson v. Wyeth, Inc. relating to the Company’s Little Remedies pediatric cough products.  The Company is one of several corporate defendants, all of whom market over-the-counter cough syrup products for pediatric use.  The complaint alleges that the ingredient dextromethorphan is no more effective than a placebo.  There is no allegation of physical injury caused by the product or the ingredient.  In June 2005, the Company was served in a second class action complaint involving dextromethorphan.  The second case, styled Tina Yescavage v. Wyeth was filed in Lee County Florida and similarly involves multiple corporate defendants.  The Company believes that both of the dextromethorphan cases are without merit and is actively pursuing appropriate defenses.  The use of dextromethorphan in pediatric products is fully consistent with and supported by Food and Drug Administration regulations.

On August 3, 2005, a complaint in a class action lawsuit, Charter Township of Clinton Police and Fire Retirement System v. Prestige Brands Holdings, Inc. et al, was filed in United States District Court for the Southern District of New York, on behalf of all persons who purchased the Company’s securities pursuant to and/or traceable to the Company’s IPO on or about February 9, 2005 through July 28, 2005.  The complaint also names as defendants Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman, Sachs & Co and J.P. Morgan Securities Inc., the lead or co-lead underwriters of the IPO.  The complaint charges the Company, certain of its officers and directors, and other insiders with violations of the Securities Act of 1933.  The Company plans to defend this matter vigorously.

The Company has been made aware of the possibility of additional similar class action lawsuits.  If these potential lawsuits are filed, the Company plans to defend these matters vigorously.

The Company is also involved from time to time in routine legal matters and other claims incidental to its business. When it appears probable in management’s judgment that the Company will incur monetary damages or other costs in connection with such claims and proceedings, and such costs can be reasonably estimated, liabilities are recorded in the financial statements and charges are recorded against earnings. The Company believes the resolution of such routine matters and other incidental claims, taking into account reserves and insurance, will not have a material adverse effect on its financial condition or results of operation.

ITEM 2.                             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.                             DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s 2005 Annual Meeting of Stockholders was held on July 29, 2005.  The following nominees were elected to the Company’s Board of Directors to serve until the 2006 Annual Meeting of Stockholders and until their respective successors have been elected and qualified, or until their earlier death, resignation or retirement:

	For	Withheld	Broker Non-Votes

Peter C. Mann	43,854,444	2,907,753	—
L. Dick Buell	36,568,359	10,193,838	—
Gary E. Costley	36,568,519	10,193,678	—
David A. Donnini	42,296,352	4,465,845	—
Ronald Gordon	45,782,108	980,089	—
Vincent J. Hemmer	36,467,294	10,294,903	—
Patrick Lonergan	45,840,039	922,158	—

The votes for the ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the audit of the Company’s financial statement s for the fiscal year ending March 31, 2006 were as follows:

For	Against	Withheld	Broker Non-Votes

29,967,938	16,786,058	8,201	—

ITEM 5.                             OTHER INFORMATION

None

ITEM 6.  EXHIBITS

2.1

Asset Sale and Purchase Agreement, dated July 22, 2005, by and among Reckitt Benckiser Inc., Reckitt Benckiser (Canada) Inc., Prestige Brands Holdings, Inc. and the Spic and Span Company, incorporated by reference to the Form 8-K of Prestige Brands, Inc. filed on July 28, 2005.

10.1	Form of Restricted Stock Agreement

10.2

Executive Employment Agreement, dated August 4, 2005, by and among Prestige Brands Holdings, Inc., Prestige Brands, Inc. and Frank P. Palantoni, incorporated by reference to Form 8-K of Prestige Brands Holdings, Inc. filed on August 9, 2005.

31.1	Rule 13a-14(a)/ 15d-14(a) Certification, executed by Peter C. Mann, Chairman, President and Chief Executive Officer of Prestige Brands Holdings, Inc.

31.2	Rule 13a-14(a)/ 15d-14(a) Certification, executed by Peter J. Anderson, Chief Financial Officer of Prestige Brands Holdings, Inc.

31.3	Rule 13a-14(a)/ 15d-14(a) Certification, executed by Peter C. Mann, Manager, President and Chief Executive Officer of Prestige Brands International, LLC.

31.4	Rule 13a-14(a)/ 15d-14(a) Certification, executed by Peter J. Anderson, Chief Financial Officer of Prestige Brands International, LLC.

32.1

Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code 302 (18 U.S.C. 1350), executed by Peter C. Mann, Chairman, President and Chief Executive Officer of Prestige Brands Holdings, Inc.

32.2

Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code 302 (18 U.S.C. 1350) executed by Peter J. Anderson, Chief Financial Officer of Prestige Brands Holdings, Inc.

32.3

Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code 302 (18 U.S.C. 1350), executed by Peter C. Mann, Manager, President and Chief Executive Officer of Prestige Brands International, LLC.

32.4

Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code 302 (18 U.S.C. 1350) executed by Peter J. Anderson, Chief Financial Officer of Prestige Brands International, LLC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Prestige Brand Holdings, Inc.
Registrant

Date:	August 9, 2005	/s/ PETER J. ANDERSON
Peter J. Anderson
Chief Financial Officer

Prestige Brands International, LLC
Registrant

Date:	August 9, 2005	/s/ PETER J. ANDERSON
Peter J. Anderson
Chief Financial Officer