Form 10-Q/A
period 2004-12-31
Prestige Brands International, LLC
filed 2006-01-12
CIK 1295522

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Amendment No. 1)

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

EXPLANATORY NOTE

Prestige Brands International, LLC (“Prestige Brands International” or “Company”) is filing this Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q for the period ended December 31, 2004, as filed on January 26, 2005 (“Original Filing”), to restate the Company’s consolidated financial statements for the three and nine month periods ended December 31, 2004 and 2003, and the disclosures related thereto.

Subsequent to the Original Filing, the Company commenced a review of certain accounting practices in conjunction with the Company's assessment of internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002. As more fully described in Note 2 of the financial statements, the Company has determined that it erroneously applied generally accepted accounting principles as they relate to the recognition of revenue and the classification of certain trade promotion allowances.

Except as required to reflect the effects of the restatement for the items enumerated above, no additional modifications or updates in this Amendment have been made to the Original Filing on Form 10-Q. Information not affected by the restatement remains unchanged and reflects the disclosures made at the time of the Original Filing on Form 10-Q. This Amendment does not describe other events occurring after the Original Filing, including exhibits, or modify or update those disclosures affected by subsequent events. This Amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Filing, as information in such reports and documents may update or supersede certain information contained in this Amendment. Accordingly, this Amendment only amends and restates Items 1, 2 and 4 of Part I of the Original Filing, in each case, solely as a result of, and to reflect, the restatement, and no other information in the Original Filing is amended hereby. Additionally, pursuant to the rules of the SEC, Item 6 of Part II of the Original Filing has been amended to contain currently dated certifications of the Company’s Chief Executive Officer and Chief Financial Officer. As required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, the certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Amendment as Exhibits 31.1, 31.2, 32.1 and 32.2.

Concurrent with the filing of this Amendment, the Company is filing Amendment No. 2 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended March 31, 2005, as filed on June 15, 2005, to reflect the effects of the restatement for the items enumerated above on the financial statements and related financial data as of and for the periods included in Amendment No. 2 to the Annual Report on Form 10-K/A, as well as Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q for the period ended June 30, 2005, as filed on August 9, 2005.

Prestige Brands International, LLC
Quarterly Report for the Three and Nine Months Ended December 31, 2004

Item I. Unaudited Consolidated Financial Statements

Prestige Brands International, LLC
Unaudited Consolidated Balance Sheets
(in thousands)

	December 31, 2004	March 31, 2004
	(successor basis)	(successor basis)
	(Restated)	(Restated)
ASSETS
Current assets:
Cash	$6,754	$3,393
Accounts receivable, net	27,388	13,028
Other receivables	718	341
Inventories, net	23,371	10,660
Deferred income tax asset	6,574	1,647
Prepaid expenses and other current assets	2,576	234
Total current assets	67,381	29,303

Property and equipment, net	2,670	880
Goodwill	294,847	55,781
Other long-term assets, net	633,067	239,394
Total assets	$997,965	$325,358

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$17,806	$5,281
Accounts payable - related parties	1,000	—
Accrued expenses	17,097	6,561
Current portion of long-term debt	3,730	2,000
Total current liabilities	39,633	13,842

Long-term debt	676,563	146,694
Deferred income tax liability	85,070	38,874
Total liabilities	801,266	199,410

Commitments and contingencies (Note 8)

Members’ equity:
Contributed capital	183,533	124,719
Retained earnings	13,166	1,229
Total members’ equity	196,699	125,948
Total liabilities and members’ equity	$997,965	$325,358

The accompanying notes are an integral part of these financial statements.

Prestige Brands International, LLC
Unaudited Consolidated Statements of Operations
(in thousands)

	Three months ended December 31,		Nine months ended December 31,
	2004	2003	2004	2003
	(successor basis)	(predecessor basis)	(successor basis)	(predecessor basis)
	(Restated)	(Restated)	(Restated)	(Restated)
REVENUES
Net sales	$73,018	$18,834	$211,630	$61,132
Other revenues	25	—	126	—
Other revenues - related parties	—	97	—	292

Total revenues	73,043	18,931	211,756	61,424

COST OF SALES
Cost of sales	33,241	7,567	104,320	24,018

Gross profit	39,802	11,364	107,436	37,406

OPERATING EXPENSES
Advertising and promotion	5,168	2,286	24,402	9,590
General and administrative	5,690	2,879	15,113	7,813
Depreciation	457	73	1,395	217
Amortization of intangible assets	2,148	1,246	5,753	3,732

Total operating expenses	13,463	6,484	46,663	21,352

Operating income	26,339	4,880	60,773	16,054

OTHER INCOME (EXPENSE)
Interest income	48	14	135	212
Interest expense	(12,042)	(2,162)	(34,012)	(6,748)
Loss on extinguishment of debt	—	—	(7,567)	—

Total other income (expense)	(11,994)	(2,148)	(41,444)	(6,536)

Income before income taxes	14,345	2,732	19,329	9,518

Provision for income taxes	(5,218)	(1,084)	(7,392)	(3,723)

Net income	$9,127	$1,648	$11,937	$5,795

The accompanying notes are an integral part of these financial statements.

Prestige Brands International, LLC
Unaudited Consolidated Statement of Members’ Equity
(in thousands)

	Contributed Capital	Retained Earnings	Total

Balance at March 31, 2004 (Restated)	$124,719	$1,229	$125,948

Cash contribution of capital related to Bonita Bay Acquisition, net of offering costs	58,487	—	58,487
Issuance of Prestige Holdings units in conjunction with Bonita Bay Acquisition	92	—	92
Issuance of Prestige Holdings units	235		235
Net income (Restated)	—	11,937	11,937

Balance at December 31, 2004 (Restated)	$183,533	$13,166	$196,699

The accompanying notes are an integral part of these financial statements.

Prestige Brands International, LLC
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Nine months ended December 31
	2004	2003
	(successor basis)	(predecessor basis)
	(Restated)	(Restated)
Cash flows from operating activities:
Net income	$11,937	$5,795
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on extinguishment of debt	7,567	—
Depreciation	1,395	217
Amortization of intangible assets	5,753	3,732
Amortization of deferred financing costs	2,290	222
Amortization of debt discount	—	924
Amortization of deferred compensation	—	60
Increase in long-term debt due to accrued interest	—	333
Deferred income taxes	12,749	3,113
Changes in operating assets and liabilities, net of effects of purchase of businesses:
Accounts receivable	897	1,209
Accounts receivable - related parties	—	(1,085)
Other receivables	(377)	(1,150)
Inventories	4,470	(1,013)
Prepaid expenses and other current assets	(914)	271
Accounts payable	1,160	(995)
Accounts payable - related parties	1,000	(1,114)
Accrued expenses	(7,989)	(1,615)
Net cash provided by operating activities	39,938	8,904

Cash flows from investing activities:
Purchase of property and equipment	(198)	(64)
Purchase of intangibles	—	(479)
Purchase of businesses, net of cash acquired	(425,479)	—
Net cash used in investing activities	(425,677)	(543)

Cash flows from financing activities:
Proceeds from borrowings	698,512	13,539
Repayment of borrowings	(344,605)	(24,647)
Payment of deferred financing costs	(23,529)	(115)
Proceeds from capital contributions	58,722	—
Net cash provided by (used in) financing activities	389,100	(11,223)

Net increase (decrease) in cash	3,361	(2,862)
Cash at beginning of period	3,393	3,530
Cash at end of period	$6,754	$668

Supplemental disclosure of non-cash
investing and financing activities:
Fair value of assets acquired, net of cash acquired	$655,537	$—
Fair value of liabilities assumed	(229,966)	—
Purchase price funded with non-cash capital contribution	(92)	—
Cash paid to purchase businesses	$425,479	$—

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

Basis of Presentation

The unaudited consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements include all adjustments, consisting of normal recurring adjustments that are considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. Operating results for the three and nine months ended December 31, 2004 are not necessarily indicative of results that may be expected for the entire year ending March 31, 2005.

The Medtech Acquisition was accounted for as a purchase transaction. As a result, the combined Medtech and Denorex assets and liabilities were adjusted to fair value as of February 6, 2004, in accordance with SFAS No. 141, “Business Combinations.” For financial reporting purposes, Medtech and Denorex, which were under common control and management, are considered the predecessor entities. Accordingly, the results of operations for the three and nine months ended December 31, 2003 and cash flows for the nine months ended December 31, 2003 represent the combined historical financial statements of Medtech and its subsidiaries and Denorex (“predecessor basis”). The balance sheets of the Company at December 31, 2004 and March 31, 2004, and the results of operations for the three and nine months ended December 31, 2004, and cash flows for the nine months ended December 31, 2004 reflect those purchase accounting adjustments resulting from the Medtech Acquisition (“successor basis”). The Spic and Span, Bonita Bay and Vetco Acquisitions were also accounted for as purchase transactions. The results of operations and cash flows for Spic and Span, Bonita Bay and Vetco have been reflected in the Company’s consolidated statements of operations and cash flows beginning on their respective acquisition dates. All significant intercompany transactions and balances have been eliminated.

As more fully described in Note 2, the Company determined that the financial statements and the disclosures in the notes thereto for the three and nine month periods ended December 31, 2004 and 2003 contained in the Quarterly Report on Form 10-Q filed on January 26, 2005, required restatement. All amounts disclosed in the footnotes to the financial statements have been appropriately restated.

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

Revenue Recognition
Revenues are recognized when the following revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists; (2) there is a fixed or determinable price; (3) the product has been shipped and the customer takes ownership and assumes risk of loss; and (4) collectibility of the resulting receivable is reasonably assured. The Company has determined that the risk of loss generally occurs when the product is received by the customer and, accordingly, recognizes revenue at that time. Provision is made for estimated customer discounts and returns at the time of sale based on the Company’s historical experience.

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

2. Restatement of Financial Statements

As a result of a review of certain accounting practices performed in conjunction with the Company's assessment of internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, the Company determined it erroneously applied generally accepted accounting principles as they relate to the recognition of revenue and the classification of certain trade promotion allowances.

With respect to revenue recognition, Staff Accounting Bulletin No. 104 sets forth the criteria for revenue recognition, one of which is that risk of loss has passed to the customer. The Company, consistent with its published pricing and shipping terms, has historically recognized revenue upon shipment of product to the customer. Upon closer examination of its shipping practices and terms, the Company determined that it often was unclear when, from a legal standpoint, risk of loss of its products passed to its customers. Accordingly, the Company has concluded that revenue should not be recognized until product is received by its customers (referred to as “FOB destination point”), unless the risk of loss transfers to the customer at the point of shipment. These adjustments had no effect on net cash flows provided by or used in operating activities.

With respect to the classification of trade promotions and allowances, Emerging Issues Task Force Issue 01-09 sets forth the criteria for classifying such promotions and allowances as an expense or a reduction of revenue. Upon review, the Company determined that it had incorrectly classified certain promotion and allowance amounts as selling, general and administrative expenses rather than as a reduction of revenues. These adjustments do not affect the balance sheet, net income, operating income or cash flows from operations.

The effects of the adjustments enumerated above for each fiscal period are reflected in the schedules that follow.

Consolidated Statements of Operations
	Nine Months Ended December 31, 2004
(In thousands)	Previously Reported	Revenue Recognition	Cooperative Advertising	As Restated

Revenues
Net sales	$224,831	$(6,373)	$(6,828)	$211,630
Other revenues	126			126
Total revenues	224,957	(6,373)	(6,828)	211,756

Cost of Sales
Costs of sales	107,889	(3,569)		104,320
Gross profit	117,068	(2,804)	(6,828)	107,436

Operating Expenses
Advertising and promotion	31,340	(110)	(6,828)	24,402
General and administrative	15,113			15,113
Depreciation	1,395			1,395
Amortization of intangible assets	5,753			5,753
Total operating expenses	53,601	(110)	(6,828)	46,663

Operating income	63,467	(2,694)	--	60,773

Other income (expense)
Interest income	135			135
Interest expense	(34,012)			(34,012)
Loss on extinguishment of debt	(7,567)			(7,567)
Total other income (expense)	(41,444)	--	--	(41,444)

Income before provision for income taxes	22,023	(2,694)		19,329

Provision for income taxes	(8,340)	948		(7,392)
Net income	$13,683	$(1,746)	$--	$11,937

Consolidated Statements of Operations
	Nine Months Ended December 31, 2003
(In thousands)	Previously Reported	Revenue Recognition	Cooperative Advertising	As Restated

Revenues
Net sales	$62,085	$1,482	$(2,435)	$61,132
Other revenues	292			292
Total revenues	62,377	1,482	(2,435)	61,424

Cost of Sales
Costs of sales	23,572	446		24,018
Gross profit	38,805	1,036	(2,435)	37,406

Operating Expenses
Advertising and promotion	11,990	35	(2,435)	9,590
General and administrative	7,813			7,813
Depreciation	217			217
Amortization of intangible assets	3,732			3,732
Total operating expenses	23,752	35	(2,435)	21,352

Operating income	15,053	1,001	--	16,054

Other income (expense)
Interest income	212			212
Interest expense	(6,748)			(6,748)
Total other income (expense)	(6,536)	--	--	(6,536)

Income before provision for income taxes	8,517	1,001	--	9,518

Provision for income taxes	(3,364)	(359)		(3,723)
Net income	$5,153	$642	$--	$5,795

Consolidated Statements of Operations
	Three Months Ended December 31, 2004
(In thousands)	Previously Reported	Revenue Recognition	Cooperative Advertising	As Restated

Revenues
Net sales	$75,829	$(732)	$(2,079)	$73,018
Other revenues	25			25
Total revenues	75,854	(732)	(2,079)	73,043

Cost of Sales
Costs of sales	33,923	(682)		33,241
Gross profit	41,931	(50)	(2,079)	39,802

Operating Expenses
Advertising and promotion	7,265	(18)	(2,079)	5,168
General and administrative	5,690			5,690
Depreciation	457			457
Amortization of intangible assets	2,148			2,148
Total operating expenses	15,560	(18)	(2,079)	13,463

Operating income	26,371	(32)	--	26,339

Other income (expense)
Interest income	48			48
Interest expense	(12,042)			(12,042)
Total other income (expense)	(11,994)	--	--	(11,994)

Income before provision for income taxes	14,377	(32)		14,345

Provision for income taxes	(5,230)	12		(5,218)
Net income	$9,147	$(20)	$--	$9,127

Consolidated Statements of Operations
	Three Months Ended December 31, 2003
(In thousands)	Previously Reported	Revenue Recognition	Cooperative Advertising	As Restated

Revenues
Net sales	$19,122	$168	$(456)	$18,834
Other revenues - related parties	97			97
Total revenues	19,219	168	(456)	18,931

Cost of Sales
Costs of sales	7,485	82		7,567
Gross profit	11,734	86	(456)	11,364

Operating Expenses
Advertising and promotion	2,736	6	(456)	2,286
General and administrative	2,879			2,879
Depreciation	73			73
Amortization of intangible assets	1,246			1,246
Total operating expenses	6,934	6	(456)	6,484

Operating income	4,800	80	--	4,880

Other income (expense)
Interest income	14			14
Interest expense	(2,162)			(2,162)
Total other income (expense)	(2,148)	--	--	(2,148)

Income before provision for income taxes	2,652	80		2,732

Provision for income taxes	(1,052)	(32)		(1,084)
Net income	$1,600	$48	$--	$1,648

Consolidated Balance Sheet
(In thousands)	December 31, 2004
Assets	As Previously Reported	As Restated
Current assets
Cash	$6,754	$6,754
Accounts receivable	36,125	27,388
Other receivable	718	718
Inventories	18,888	23,371
Deferred income tax assets	6,574	6,574
Prepaid expenses and other current assets	2,576	2,576
Total current assets	71,635	67,381

Property and equipment	2,670	2,670
Goodwill	294,660	294,847
Intangible assets	610,761	610,761
Other long-term assets	22,306	22,306

Total Assets	$1,002,032	$997,965

Liabilities and Members’ Equity
Current liabilities
Accounts payable	$17,806	$17,806
Accounts payable - related parties	1,000	1,000
Accrued liabilities	18,857	17,097
Current portion of long-term debt	3,730	3,730
Total current liabilities	41,393	39,633

Long-term debt	676,563	676,563
Deferred income tax liabilities	85,070	85,070

Total liabilities	803,026	801,266

Members’ Equity
Contributed capital - Prestige Holdings	183,533	183,533
Retained earnings	15,473	13,166
Total members’ equity	199,006	196,699

Total liabilities and members’ equity	$1,002,032	$997,965

Consolidated Balance Sheet
(In thousands)	March 31, 2004
Assets	As Previously Reported	As Restated
Current assets
Cash	$3,393	$3,393
Accounts receivable	15,391	13,028
Other receivables	341	341
Inventories	9,748	10,660
Deferred income tax assets	1,647	1,647
Prepaid expenses and other current assets	234	234
Total current assets	30,754	29,303

Property and equipment	880	880
Goodwill	55,594	55,781
Intangible assets	236,611	236,611
Other long-term assets	2,783	2,783

Total Assets	$326,622	$325,358

Liabilities and Members’ Equity
Current liabilities
Accounts payable	$5,281	$5,281
Accrued liabilities	7,264	6,561
Current portion of long-term debt	2,000	2,000
Total current liabilities	14,545	13,842

Long-term debt	146,694	146,694
Deferred income tax liabilities	38,874	38,874

Total liabilities	200,113	199,410

Members’ Equity
Contributed capital - Prestige Holdings	124,719	124,719
Retained earnings	1,790	1,229
Total members’ equity	126,509	125,948

Total liabilities and members’ equity	$326,622	$325,358

The restatements did not affect previously reported net cash flows from operating, investing or financing activities.

3. ACQUISITIONS OF BUSINESS

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

The total purchase price of the Vetco Acquisition was allocated to the acquired assets and liabilities as set forth in the following table:

Vetco
Accounts receivable	$2,136
Inventories	910
Prepaid expenses and other current assets	37
Property, plant and equipment	5
Goodwill	21,206
Intangible assets	27,158
Accounts payable and accrued liabilities	(803)
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

Unaudited Pro Forma Three months ended December 31, 2003
(Restated)
Net sales	$76,838
Income before income taxes	$17,222
Net income	$10,147

	Unaudited Pro Forma Nine months ended December 31
	2004	2003
	(Restated)	(Restated)
Net sales	$217,934	$215,865
Income before income taxes	$29,830	$33,207
Net income	$18,068	$20,110

The results of operations of Vetco for the period October 1, 2004 to October 5 2004 were not material. Accordingly, pro forma information for the three months ended December 31, 2004 has not been presented.

4. INVENTORIES

Inventories, net consist of the following:

	December 31, 2004	March 31, 2004
	(successor basis)
	(Restated)	(Restated)

Packaging and raw materials	$4,110	$1,562
Finished goods	19,261	9,098
Total	$23,371	$10,660

Inventories are shown net of reserves for obsolete and slow moving inventory of $1,791 and $125 at December 31, 2004 and March 31, 2004, respectively.

5. OTHER LONG-TERM ASSETS

Other long-term assets consist of the following at December 31, 2004:

	Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(successor basis)
Intangible assets:
Indefinite lived trademarks	$522,346	$—	$522,346
Amortizable intangible assets:
Trademarks	94,900	(6,635)	88,265
Non-compete agreement	158	(8)	150
	617,404	(6,643)	610,761

Deferred financing costs, net	21,248	—	21,248
Deferred offering costs	1,058	—	1,058
Total	$639,710	$(6,643)	$633,067

Other long-term assets consist of the following at March 31, 2004:
	Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(successor basis)
Intangible assets:
Indefinite lived trademarks	$181,361	$—	$181,361
Amortizable intangible assets:
Trademarks	56,140	(890)	55,250
	237,501	(890)	236,611

Deferred financing costs, net	2,783	—	2,783
Total	$240,284	$(890)	$239,394

As of December 31, 2004, the Company’s future amortization of intangible assets is expected to be as follows:

Year ending March 31,
2005	$2,148
2006	8,592
2007	8,592
2008	8,592
2009	8,592
Thereafter	51,899
Total	$88,415

6. LONG-TERM DEBT

Long-term debt consists of the following:
	December 31, 2004	March 31, 2004
	(successor basis)
Revolving Credit Facility	$—	$—
Tranche B Term Loan Facility	370,293	—
Tranche C Term Loan Facility	100,000	—
Senior Subordinated Notes	210,000	—
Medtech Revolving Credit Facility	—	10,548
Medtech Term Loan Facility	—	100,000
Medtech Subordinated Notes	—	38,146
	680,293	148,694
Less: current portion	(3,730)	(2,000)

Long-term debt	$676,563	$146,694

Interest Rate Protection Agreement

On June 30, 2004, the Company purchased a 5% interest rate cap covering $20,000 of its debt. The interest rate cap terminates in June 2006.

7. BUSINESS SEGMENTS

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

There were no inter-segment sales or transfers during the three or nine months ended December 31, 2004 and 2003. The Company evaluates the performance of its product lines and allocates resources to them based primarily on contribution margin (gross profit less advertising and promotion expenses). The tables below summarize information about reportable segments. The Company did not operate in the household cleaning segment during the three and nine months ended December 31, 2003.

Three months ended December 31, 2004 (Restated)	Over-the-Counter Drug	Personal Care	Household Cleaning	Consolidated
(successor basis)
Net sales	$40,964	$7,612	$24,442	$73,018
Other revenues	—	—	25	25
Total revenues	40,964	7,612	24,467	73,043
Cost of sales	14,545	3,681	15,015	33,241
Gross profit	26,419	3,931	9,452	39,802
Advertising and promotion	3,357	797	1,014	5,168
Contribution margin	$23,062	$3,134	$8,438	34,634
Other operating expenses				8,295
Operating income				26,339
Other income (expense)				(11,994)
Provision for income taxes				(5,218)

Net income				$9,127

Three months ended December 31, 2003 (Restated)	Over-the-Counter Drug	Personal Care	Other	Consolidated
(predecessor basis)
Net sales	$12,486	$6,348	$—	$18,834
Other revenues - related party	—	—	97	97
Total revenues	12,486	6,348	97	18,931
Cost of sales	4,575	2,992	—	7,567
Gross profit	7,911	3,356	97	11,364
Advertising and promotion	822	1,464	—	2,286
Contribution margin	$7,089	$1,892	$97	9,078
Other operating expenses				4,198
Operating income				4,880
Other income (expense)				(2,148)
Provision for income taxes				(1,084)

Net income				$1,648

Nine months ended December 31, 2004 (Restated)	Over-the-Counter Drug	Personal Care	Household Cleaning	Consolidated
(successor basis)
Net sales	$113,067	$24,593	$73,970	$211,630
Other revenues	—	—	126	126
Total revenues	113,067	24,593	74,096	211,756
Cost of sales	44,075	12,800	47,445	104,320
Gross profit	68,992	11,793	26,651	107,436
Advertising and promotion	15,709	4,213	4,480	24,402
Contribution margin	$53,283	$7,580	$22,171	83,034
Other operating expenses				22,261
Operating income				60,773
Other income (expense)				(41,444)
Provision from income taxes				(7,392)

Net income				$11,937

Nine months ended December 31, 2003 (Restated)	Over-the-Counter Drug	Personal Care	Other	Consolidated
(predecessor basis)
Net sales	$39,536	$21,596	$—	$61,132
Other revenues - related party	—	—	292	292
Total revenues	39,536	21,596	292	61,424
Cost of sales	13,529	10,489	—	24,018
Gross profit	26,007	11,107	292	37,406
Advertising and promotion	5,078	4,512	—	9,590
Contribution margin	$20,929	$6,595	$292	27,816
Other operating expenses				11,762
Operating income				16,054
Other income (expense)				(6,536)
Provision for income taxes				(3,723)

Net income				$5,795

During the nine months ended December 31, 2004, virtually all sales were made to customers in the United States and Canada.

No individual geographical area accounted for more than 10% of net sales in any of the periods presented. At December 31, 2004, all of the Company’s long-term assets were located in the United States.

8. Commitments and Contingencies

In June 2003, a lawsuit, Theodosakis v. Walgreens, et al, was filed in Federal District Court in Arizona, in which the plaintiff alleged that Medtech Products, a wholly-owned subsidiary of Medtech, and others infringed the dress trade of a book titled “The Arthritis Cure” in connection with the sale of dietary supplement products under the core trademark ARTHx. In addition, the complaint alleged that Medtech Products and others made false endorsements, engaged in unfair competition, made false designations of origin and invaded the privacy rights of the plaintiff. The ARTHx trademarks, goodwill and inventory were sold by Medtech Products to a third party, Contract Pharmacal Corporation, in March 2003. On January 12, 2005, our motions for summary judgment on the basis of Laches and Statute of Limitations were granted by the court. The plaintiff has a right to a perfect appeal within 30 days.

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

9. Subsequent Events

In January 2005, the Prestige Brands Holdings, Inc., the ultimate parent of the company, filed an amended registration statement on Form S-1 to offer 23.3 million shares of its common stock to the public.

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

RESTATEMENT

As discussed in Note 2 to the financial statements, the financial statements and related notes thereto contained in the Company’s Quarterly Report on Form 10-Q for the three and nine month periods ended December 31, 2004 and 2003 have been restated. All amounts in Management’s Discussion and Analysis of Financial Condition and Results of Operations have been adjusted, as appropriate, for the effects of this restatement.

Results of Operations

Three months ended December 31, 2004 compared to the three months ended December 31, 2003

The following includes a discussion of the results for the quarterly periods ended December 31, 2004 and 2003, as well as, a discussion of the pro forma quarter ended December 31, 2003 compared to actual results for the quarter ended December 31, 2004. Use of the term “pro forma” throughout the following discussion reflects the unaudited results of our operations as if the Spic and Span acquisition and the Bonita Bay acquisition had both been completed on April 1, 2003, without giving effect to the Vetco acquisition, which is not considered material to the pro forma results.

The following table sets forth the net sales, gross profit and contribution margin (i.e., gross profit less advertising and promotion, or A&P by segment). The unaudited pro forma segment data is provided for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the transactions been consummated on the date indicated above, nor are they necessarily indicative of our future results of operations.

	Three months ended December 31
	2004	2003	2003
(Unaudited)	(successor basis)	(predecessor basis)	(pro forma basis)
	(Restated)	(Restated)	(Restated)
Net Sales
Over-the-counter drug	$40,964	$12,486	$39,457
Personal care	7,612	6,348	8,016
Household cleaning	24,467	—	25,455
Other	—	97	97
Total net sales	$73,043	$18,931	$73,025

Gross Profit
Over-the-counter drug	$26,419	$7,911	$25,747
Personal care	3,931	3,356	4,206
Household cleaning	9,452	—	9,813
Other	—	97	97
Total gross profit	$39,802	$11,364	$39,863

Contribution Margin
Over-the-counter drug	$23,062	$7,089	$22,269
Personal care	3,134	1,892	2,590
Household cleaning	8,438	—	7,150
Other	—	97	97
Total contribution margin	$34,634	$9,078	$32,106

Net Sales. Net sales increased by $54.1 million, or 285.8%, from $18.9 million for the quarter ended December 31, 2003 to $73.0 million for the quarter ended December 31, 2004. The sales increase is driven by the acquisitions of Bonita Bay, Spic and Span, and Vetco in April 2004, March 2004 and October 2004, respectively. The Over-the-Counter Drug (“OTC Drug”) segment had net sales of $41.0 million for the quarter ended December 31, 2004, an increase of $28.5 million over the quarter ended December 31, 2003, primarily as a result of the Bonita Bay Acquisition. The Personal Care segment had net sales of $7.6 million for the quarter ended December 31, 2004, an increase of $1.3 million over the quarter ended December 31, 2003, primarily as a result of the Bonita Bay Acquisition. The Household Cleaning segment, which was acquired through the Spic and Span and Bonita Bay acquisitions, had sales of $24.5 million for the quarter ended December 31, 2004 compared to no sales for the quarter ended December 31, 2003. On a pro forma basis, net sales were flat at $73.0 million for the quarterly periods ended December 31, 2004 and 2003. The decreases in sales in the Household Cleaning and Personal Care segments were offset by an increase in the OTC Drug segment.

Over-the-Counter Drug Segment. Net sales for the OTC Drug segment were $41.0 million for the quarter ended December 31, 2004 compared to pro forma net sales of $39.5 million for the quarter ended December 31, 2003, an increase of $1.5 million or 3.8%. The sales increase was driven by increases in Clear Eyes and the Little Remedies brand, acquired in the Vetco Acquisition in October 2004. Partially offsetting the sales increases discussed above were decreases for the Chloraseptic and Murine brands. The Chloraseptic decline is related to the timing of the flu season in the FY 2003 quarter. A severe flu season in November and December 2003 led to an extremely strong sales performance in December 2003. The flu season in the quarter ended December 31, 2004 was comparatively mild.

Personal Care Segment. On a pro forma basis, net sales for the Personal Care segment declined by $0.4 million or, 5.0%, from $8.0 million for the quarter ended December 31, 2003 to $7.6 million for the quarter ended December 31, 2004.

Household Cleaning Segment. On a pro forma basis, the Household Cleaning segment net sales decreased by $1.0 million, or 3.9% from $25.5 million for the quarter ended December 31, 2003 to $24.5 million for the quarter ended December 31, 2004. The decrease was primarily attributable to Comet. Sales in the 2003 quarter were bolstered by $2.7 million of volume for two new products launches - a disposable toilet bowl brush (Comet Clean and Flush) and toilet bowl tablets - which were discontinued in FY 2005.

Gross Profit. Gross profit increased by $28.4 million, or 250.2%, from $11.4 million for the quarter ended December 31, 2003 to $39.8 million for the quarter ended December 31, 2004. The increase in gross profit is driven by the sales increase in the current year. As a percentage of sales, gross profit declined from 60.0% for the quarter ended December 31, 2003 to 54.5% for the quarter ended December 31, 2004. The margin decline is due to the addition of the Household Cleaning segment in the current year. Gross margins in the Household Cleaning segment are significantly lower than gross margins in the OTC Drug and Personal Care segments.

On a pro forma basis, gross profit decreased by $0.1 million, or 0.2%, from $39.9 million for the quarter ended December 31, 2003 to $39.8 million for the quarter ended December 31, 2004. As a percentage of sales, gross profit declined slightly from 54.6% for the quarter ended December 31, 2003 to 54.5% for the quarter ended December 31, 2004.

Over-the-Counter Drug Segment. On a pro forma basis, the OTC Drug segment’s gross profit increased by $0.7 million, or 2.6%, from $25.7 million for the quarter ended December 31, 2003 to $26.4 million for the quarter ended December 31, 2004. The increase was due to the sales increase in the current year. Gross profit as a percentage of sales declined from 65.3% for the quarter ended December 31, 2003 to 64.5% for the quarter ended December 31, 2004. The decline in margin as a percentage of sales was driven by a change in sales mix.

Personal Care Segment. On a pro forma basis, the Personal Care segment’s gross profit decreased by $0.3 million, or 6.5%, from $4.2 million for the quarter ended December 31, 2003 to $3.9 million for the quarter ended December 31, 2004. The decrease in gross profit was due to the sales decline.

Household Cleaning Segment. On a pro forma basis, the Household Cleaning segment’s gross profit decreased by $0.3 million, or 3.7%, from $9.8 million for the quarter ended December 31, 2003 to $9.5 million for the quarter ended December 31, 2004. The decline in gross profit was due to the sales decline.

Contribution Margin. Contribution margin, defined as gross profit less advertising and promotion expenses, increased by $25.5 million, or 281.5%, from $9.1 million for the quarter ended December 31, 2003 to $34.6 million for the quarter ended December 31, 2004. The increase in contribution margin was due to the sales increase discussed above.

On a pro forma basis, contribution margin increased by $2.5 million, or 7.9%, from $32.1 million for the quarter ended December 31, 2003 to $34.6 million for the quarter ended December 31, 2004. The increase was due to a reduction of $2.6 million in advertising and selling expenses, from $7.8 million for the quarter ended December 31, 2003 to $5.2 million for the quarter ended December 31, 2004, offset by the gross profit decline discussed above. The decrease in advertising and selling expenses was due to the following: (i) approximately $2.0 million in advertising and selling expenses related to the Comet disposable toilet bowl brush in the December 2003 quarter (which were not incurred in the December 2004 quarter); (ii) synergy savings (as a result of the Acquisitions) related to agency fees, media buying and broker commissions amounted to approximately $0.7 million in the quarter.

Over-the-Counter Drug Segment. Pro forma contribution margin for the OTC Drug segment increased by $0.8 million, or 3.6%, from $22.3 million for the quarter ended December 31, 2003 to $23.1 million for the quarter ended December 31, 2004. The increase in contribution margin was due to the sales increase.

Personal Care Segment. Pro forma contribution margin for the Personal Care segment increased by $0.5 million, or 21.0%, from $2.6 million for the quarter ended December 31, 2003 to $3.1 million for the quarter ended December 31, 2004. The increase in contribution margin was driven by reductions in sales promotion and broker commissions in the current quarter.

Household Cleaning Segment. Pro forma contribution margin for the Household Cleaning segment increased by $1.3 million, or 18.0%, from $7.1 million for the quarter ended December 31, 2003 to $8.4 million for the quarter ended December 31, 2004. The increase in contribution margin was due to the reductions in advertising and sales promotion expenditures for Comet in the current quarter primarily due to the discontinuance of advertising related to the disposable toilet bowl brush.

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

Depreciation and Amortization Expense. Depreciation and amortization expense increased by $1.3 million, or 97.5%, from $1.3 million for the quarter ended December 31, 2003 to $2.6 million for the quarter ended December 31, 2004. The increase is due primarily to amortization of intangible assets related to the acquisitions and an increase in depreciation related to the Bonita Bay Acquisition.

Interest Expense, net. Net interest expense increased by $9.8 million, or 458.4%, from $2.2 million for the quarter ended December 31, 2003 to $12.0 million for the quarter ended December 31, 2004. The increase in interest expense is due primarily to the increased levels of indebtedness outstanding after the acquisitions and related financing transactions.

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

Nine months ended December 31, 2004 compared to the nine months ended December 31, 2003

The following includes a discussion of the actual year-to-date results for the nine months ended December 31, 2004 and 2003, as well as a discussion of the pro forma results for the year-to-date period ended December 31, 2003, compared to actual results for the year-to-date period ended December 31, 2004. Use of the term “pro forma” throughout the following discussion reflects the unaudited results of our operations as if the Spic and Span acquisition and the Bonita Bay acquisition had both been completed on April 1, 2003, without giving effect to the Vetco acquisition, which is not considered material to the pro forma results.

The following tables set forth the net sales, gross profit and contribution margin (i.e., gross profit less advertising and promotion, or A&P by segment). The unaudited pro forma segment data is provided for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the transactions been consummated on the date indicated above, nor are they necessarily indicative of our future results of operations.

	Nine months ended December 31
	2004	2003	2003
(Unaudited)	(successor basis)	(predecessor basis)	(pro forma basis)
	(Restated)	(Restated)	(Restated)
Net Sales
Over-the-counter drug	$113,067	$39,536	$105,419
Personal care	24,593	21,596	26,459
Household cleaning	74,096	—	74,472
Other	—	292	292
Total net sales	$211,756	$61,424	$206,642

Gross Profit
Over-the-counter drug	$68,992	$26,007	$67,632
Personal care	11,793	11,107	13,143
Household cleaning	26,651	—	29,765
Other	—	292	292
Total gross profit	$107,436	$37,406	$110,832

Contribution Margin
Over-the-counter drug	$53,283	$20,929	$53,746
Personal care	7,580	6,595	7,621
Household cleaning	22,171	—	22,746
Other	—	292	292
Total contribution margin	$83,034	$27,816	$84,405

Net Sales. Net sales increased by $150.4 million, or 244.7%, from $61.4 million for the nine months ended December 31, 2003 to $211.8 million for the nine months ended December 31, 2004. The sales increase was driven by the acquisitions of Spic and Span, Bonita Bay and Vetco in March 2004, April 2004 and October 2004, respectively. The Over-the-Counter Drug segment had net sales of $113.1 million for the nine months ended December 31, 2004, an increase of $73.6 million over net sales of $39.5 million for the nine months ended December 31, 2003. The Personal Care segment has net sales of $24.6 million for the nine months ended December 31, 2004 compared to net sales of $21.6 million for the nine months ended December 31, 2003. The Household Cleaning segment, which was acquired as part of the Spic and Span and Bonita Bay Acquisitions, had sales of $74.1 million for the nine months ended December 31, 2004 compared to no sales during the same period of the prior year.

On a pro forma basis, net sales increased by $5.1 million, or 2.5%, from $206.6 million for the nine months ended December 31, 2003 to $211.8 million for the nine months ended December 31, 2004. The increase in overall proforma net sales was driven by the Over-the-Counter Drug segment.

Over-the-Counter Drug Segment. On a pro forma basis, net sales of $113.1 million were $7.7 million or 7.3% greater than sales of $105.4 million for the nine months ended December 31, 2003. The Compound W and Clear eyes brands exhibited strong sales growth for the nine months ended December 31, 2004. Partially offsetting the strong sales performance for those two brands were declines in sales for the Chloraseptic and Murine brands. The Little Remedies brands, acquired in the Vetco acquisition contributed $4.4 million to the nine month over-the-counter sales.

Personal Care Segment. On a pro forma basis, the Personal Care segment showed a sales decline of $1.9 million, or 7.1%, from $26.5 million for the nine months ended December 31, 2003 to $24.6 million for the nine months ended December 31, 2004. The decrease in sales was driven by declines for Cutex and Denorex. The Cutex decline reflects a decline for the entire nail polish category in 2004 versus the prior year. The decline in Denorex sales reflects market share losses from 2003.

Household Cleaning Segment. On a pro forma basis, the Household Cleaning segment had a sales decline of $0.4 million, or 0.5%, from $74.5 million for the nine months ended December 31, 2003 to $74.1 million for the nine months ended December 31, 2004. The decline in sales was due to a decline in Comet, partially offset by an increase for Spic and Span. The decline in Comet is primarily due to the discontinuance of the Comet Clean and Flush toilet bowl brush and toilet bowl tablets.

Gross Profit. Gross profit increased by $70.0 million, or 187.2% from $37.4 million for the nine months ended December 31, 2003 to $107.4 million for the nine months ended December 31, 2004. This increase is driven primarily by the sales increase. As a percentage of sales, gross profit declined from 60.9% for the nine months ended December 31, 2003 to 50.7% for the nine months ended December 31, 2004. This decrease is gross margin as a percentage of sales is driven by two factors. The nine months ended December 31, 2004 included $5.3 million of charges due to step-ups in inventory related to purchase accounting. The second reason for the deterioration in gross margin percentage is the addition to the Household Cleaning segment in the current year. Gross margins in the Household Cleaning segment are significantly lower than gross margins for the Over-the-Counter Drug segment and Personal Care segment.

On a pro forma basis, gross profit decreased by $3.4 million, or $3.1%, from $110.8 million for the nine months ended December 31, 2003 to $107.4 million for the nine months ended December 31, 2004. The decrease in gross profit on a pro forma basis is primarily due to charges related to an inventory step-up of $5.3 million for the nine months ended December 31, 2004 compared to an inventory step-up of $1.2 million in the nine months ended December 31, 2003. Excluding the inventory step-up, gross profit would have been $112.0 million for the nine months ended December 31, 2003 and $112.7 million for the nine months ended December 31, 2004.

Over-the-Counter Drug Segment. On a pro forma basis, the Over-the-Counter Drug segment’s gross profit increased by $1.4 million, or 2.0%, from $67.6 million for the nine months ended December 31, 2003 to $69.0 million for the nine months ended December 31, 2004. The increase in gross profit was due to the sales increase. Excluding the inventory step-up of $1.2 million for the nine months ended December 31, 2003 and $2.7 million for the nine months ended December 31, 2004, gross profit would have increased by $2.9 million, or 4.1% from $68.8 million for the nine months ended December 31, 2003 to $71.7 million for the nine months ended December 31, 2004. The increase (excluding inventory step-up) was due to the sales increase.

Personal Care Segment. On a pro forma basis, the Personal Care segment’s gross profit declined by $1.3 million, or 10.3%, from $13.1 million for the nine months ended December 31, 2003 to $11.8 million for the nine months ended December 31, 2004. Excluding charges related to the inventory step-up of $0.2 million during the current year, gross profit decline by $1.1 million, or 8.7%, for the nine months ended December 31, 2004 versus the same period last year. The decline in gross profit was primarily due to the sales decline for the segment.

Household Cleaning Segment. On a pro forma basis, the Household Cleaning segment’s gross profit decreased by $3.1 million, or 10.5%, from $29.8 million for the nine months ended December 31, 2003 to $26.7 million for the nine months ended December 31, 2004. Excluding the charges related to the inventory step-up of $2.4 million during the current year, gross profit decline by $0.7 million, or 2.4%, from $29.8 million for the nine months ended December 31, 2003 to $29.1 million for the nine months ended December 31, 2004. The decline in gross profit is due to lower sales, close-out sales related to Comet Clean & Flush and increased shipments to lower margin dollar stores.

Contribution Margin. Contribution margin increased by $55.2 million, or 198.5%, from $27.8 million for the nine months ended December 31, 2003 to $83.0 million for the nine months ended December 31, 2004. The increase in contribution margin was due to the increased gross profit discussed above, partially offset by increased advertising and selling expenses associated with the acquisition of the Spic and Span and Bonita Bay brands.

On a pro forma basis, contribution margin increased by $2.7 million, or 3.2%, from $85.6 million for the nine months ended December 31, 2003 to $88.3 million for the nine months ended December 31, 2004, exclusive of the inventory step-up of $5.3 million and $1.2 million for the nine months ended December 31, 2004 and 2003, respectively. The increase in contribution margin was the result of the net sales increase combined with the decrease in overall advertising and selling expenses. The decrease in advertising and selling expenses in the current year is due to a synergy savings related to advertising agency fees, media buying and broker commissions. In addition, $2.0 million of advertising and selling expenses related to the Comet disposable toilet bowl brush in fiscal year 2004 were not repeated in fiscal year 2005.

Over-the-Counter Drug Segment. Pro forma contribution margin for the Over-the-Counter Drug segment, excluding the inventory step-up of $2.7 million and $1.2 million for the nine months ended December 31, 2004 and 2003, respectively, increased by $1.1 million, or 1.9%, from $54.9 million for the nine months ended December 31, 2003 to $56.0 million for the nine months ended December 31, 2004. The increase in pro forma contribution margin was driven by the sales increase partially offset by an increase in advertising and promotion spending.

Personal Care Segment. Pro forma contribution margin for the Personal Care segment, excluding the inventory step-up of $0.2 million mentioned above, increased by $0.2 million, or 2.1%, from $7.6 million for the nine months ended December 31, 2003 to $7.8 million for the nine months ended December 31, 2004.

Household Cleaning Segment. Excluding the inventory step-up of $2.4 million mentioned above, pro forma contribution margin for the Household Cleaning segment increased by $1.9 million, or 8.0%, from $22.7 million for the nine months ended December 31, 2003 to $24.6 million for the nine months ended December 31, 2004. The increase was driven by the reduction in advertising and promotional support on the Comet disposable toilet bowl brush in fiscal year 2004 compared to fiscal year 2003.

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

Depreciation and Amortization Expense. Depreciation and amortization expense increased by $3.2 million, or 81.0%, from $3.9 million for the nine months ended December 31, 2003 to $7.1 million for the nine months ended December 31, 2004. The increase is primarily due to amortization of intangible assets related to the acquisitions and an increase in depreciation related to the Bonita Bay Acquisition.

Interest Expense, net. Net interest expense increased by $27.4 million, or 418.3%, from $6.5 million for the nine months ended December 31, 2003 to $33.9 million for the nine months ended December 31, 2004. The increase in interest expense is primarily due to the increased levels of indebtedness outstanding after the acquisition.

Other Expense. Other expense of $7.6 million for the nine months ended December 31, 2004 was comprised of a loss on extinguishment of debt related to the write-off of deferred financing costs and discount on debt associated with the borrowing incurred to finance the Medtech acquisition.

Income Taxes. The income tax provision for the nine months ended December 31, 2004 was $7.4 million, with an effective rate of 38.2% compared to a provision of $3.7 million for the nine months ended December 31, 2003, with an effective rate of 39.1%. The difference between U.S. federal statutory rate of 34% and the effective rates is primarily due to state income taxes.

Liquidity and Capital Resources

The Company has historically financed operations with a combination of internally generated funds and borrowings. Principal uses of cash are for operating expenses, servicing long term debt, acquisitions, working capital, payment of income taxes and capital expenditures.

Operating Activities

Nine months ended December 31, 2004 compared to the nine months ended December 31, 2003. Net cash provided by operating activities was $39.9 million for the nine months ended December 31, 2004 compared to $8.9 million for the nine months ended December 31, 2003. The increase in net cash provided by operating activities for the nine months ended December 31, 2004 was primarily due to net income of $11.9 million, adjusted for non-cash items of $29.8 million in 2004, compared to net income of $5.8 million, adjusted for non-cash items of $8.6 million in 2003. Exclusive of the impact of the Bonita Bay acquisition, working capital increased by $1.8 million for the nine month period ended December 31, 2004, as a result of a decrease in accounts receivable and inventories of $5.0 million, offset by a decrease in accounts payable and accrued expenses of $6.8 million.

Investing Activities

Nine months ended December 31, 2004 compared to the nine months ended December 31, 2003. Net cash used in investing activities was $425.7 million for the nine months ended December 31, 2004, compared to net cash used of $0.5 million for the six months ended December 31, 2003. The net cash used in the nine months ended December 31, 2004 was primarily for the acquisition of Bonita Bay on April 6, 2004 and Vetco on October 6, 2004.

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

Contractual Obligations

We had ongoing commitments under various contractual and commercial obligations as of December 31, 2004, as follows:

	Payments Due by Period
		Less than	1 to 3	4 to 5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years
	(in millions)
Long-term debt	$680.3	$3.7	$7.5	$7.5	$661.6
Interest on long-term debt (1)	298.6	44.5	88.4	87.5	78.2
Operating leases (2)	1.3	0.5	0.6	0.2	—

Total contractual cash obligations	$980.2	$48.7	$96.5	$95.2	$739.8

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, December 31, 2004, an evaluation was carried out by our management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act"). The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely discussions regarding required disclosure. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that certain deficiencies in the Company’s internal control over financial reporting that are described below and in Note 2 to the consolidated condensed financial statements contained in Part I, Item 1 of this Amendment constituted material weaknesses that existed at December 31, 2004, and that the Company’s disclosure controls and procedures were not effective as of December 31, 2004. The Company’s management nevertheless has concluded that the consolidated financial statements included in this Amendment present fairly, in all material respects, the Company’s financial position, and results of operation and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

Internal Control Over Financial Reporting

Management, with the oversight of the Audit Committee of the Company’s Board of Directors, recently conducted an internal review of the Company’s books and records. As a result of the findings of that review (including with respect to effects of the above referenced control deficiencies), as noted above, the Company has restated its audited consolidated financial statements for the years ended March 31, 2005, 2004 and 2003 and the quarterly data for the years ended March 31, 2005 and 2004 included in the Company's Annual Report on Form 10-K and Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended March 31, 2005, the financial statements for the quarterly periods ended June 30, 2005 and 2004 included in the Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2005, and the financial statements for the quarterly periods ended December 31, 2004 and 2003 included in this Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended December 31, 2004. According to PCAOB Accounting Standard No. 2, An Audit Of Internal Control Over Financial Reporting Performed in Conjunction With an Audit of Financial Statements, a restatement of previously-issued financial statements is at least a significant deficiency and a strong indicator that a material weakness exists with respect to internal control over financial reporting. As noted above, management concluded that the control deficiencies listed below constituted material weaknesses as of December 31, 2004. Material weaknesses are control deficiencies, or a combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The control deficiencies that the Company identified were as follows:

a)
The Company did not maintain effective controls over the completeness and accuracy of revenue in accordance with the requirements of SAB No. 104. Specifically, the Company’s controls failed to ensure that risk of loss had passed to the customer before revenue was recognized.

b)
The Company did not maintain effective controls over the classification of promotions and allowances in accordance with the requirements of EITF 01-09. Specifically, the Company’s controls failed to prevent or detect the incorrect classification of promotions and allowances as an operating expense instead of as a reduction of revenue.

Management, with the oversight of the Audit Committee of the Board of Directors, is devoting and intends to continue to devote considerable effort to making improvements in the Company’s internal control over financial reporting. These improvements have included appointing a new Corporate Controller in June 2005 who reports to the Company’s Chief Financial Officer. Specifically related to the control deficiencies referenced above, the Company’s remediation plan includes the following:

•
The Company is enhancing its guidelines and implementing controls in connection with the issuance of trade promotional allowances. Additionally, the Company will provide training to employees on the proper accounting and documentation policies related to trade promotional allowances and implement new policies to ensure compliance throughout the year.

•
The Company is taking measures to enhance the controls over the selection, application and monitoring of its accounting policies to ensure consistent application of accounting policies that are generally accepted in the United States of America. The Company is also integrating reporting lines, increasing communication and supervision across operating and accounting organizations, and increasing the review of existing accounting policies. Specifically as it relates to the accounting for revenue recognition, the Company is changing its controls and accounting policies surrounding the review, analysis and recording of shipments and shipping terms with customers, including the selection and monitoring of appropriate assumptions and guidelines to be applied during the review and analysis of all customer terms. Specifically, the Company is implementing controls over the accounting, monitoring, and analysis of all customer shipping terms and conditions to ensure transactions are recorded consistent with generally accepted accounting principles.

The above-described remedial efforts all began following the completion of the Company’s quarter ended September 30, 2005. There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2004 that materially affected or are reasonably likely to materially affect internal control over financial reporting.

Management is not required to report on the assessment of its internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 until it files its Annual Report on Form 10-K for the fiscal year ended March 31, 2006. Although it expects its internal control over financial reporting to be effective at that time, if it fails to remediate any condition constituting a material weakness on or before March 31, 2006, the presence of a material weakness at that time would cause management to conclude that its internal controls over financial reporting are ineffective and would cause its external auditors to issue an adverse opinion on the effectiveness of such internal controls.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.

In June 2003, a lawsuit, Theodosakis v. Walgreens, et al, was filed in Federal District Court in Arizona, in which the plaintiff alleged that Medtech Products, a wholly-owned subsidiary of Medtech, and others infringed the dress trade of a book titled “The Arthritis Cure” in connection with the sale of dietary supplement products under the core trademark ARTHx. In addition, the complaint alleged that Medtech Products and others made false endorsements, engaged in unfair competition, made false designations of origin and invaded the privacy rights of the plaintiff. The ARTHx trademarks, goodwill and inventory were sold by Medtech Products to a third party, Contract Pharmacal Corporation, in March 2003. On January 12, 2005, our motions for summary judgment were granted by the court. The plaintiff has a right to appeal within 30 days.

We are also involved from time to time in routine legal matters and other claims incidental to our business. When it appears probable in management’s judgment that we will incur monetary damages or other costs in connection with such claims and proceedings, and such costs can be reasonable estimated, liabilities are recorded in the financial statements and charges are recorded against earnings. We believe the resolution of such routine matters and other incidental claims, taking into account reserves and insurance will not have a material adverse effect on our financial condition or results of operation.

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

PRESTIGE BRANDS INTERNATIONAL, LLC

Dated: January 12, 2006	/s/ Peter C. Mann
By: Peter C. Mann
Its: Chairman and Chief Executive Officer

Dated: January 12, 2006	/s/ Peter J. Anderson
By: Peter J. Anderson
Its: Chief Financial Officer