Form 10-Q/A
period 2005-06-30
Prestige Brands International, LLC; Prestige Brands Holdings, Inc.
filed 2006-01-12
CIK 1295522, 1295947

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A
(Amendment No. 1)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2005 is a combined report being filed separately by Prestige Brands Holdings, Inc. and Prestige Brands International, LLC, both registrants. Prestige Brands International, LLC, an indirect wholly owned subsidiary of Prestige Brands Holdings, Inc. is the indirect parent company of Prestige Brands, Inc., the issuer of our 9¼% senior subordinated notes due 2012, and the parent guarantor of such notes. As the indirect holding company of Prestige Brands International, LLC, Prestige Brands Holdings, Inc. does not conduct ongoing business operations. As a result, the financial information for Prestige Brands Holdings, Inc. and Prestige Brands International, LLC is identical for the purposes of the discussion of operating results in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Unless otherwise indicated, we have presented information throughout this Amendment No. 1 to Form 10-Q/A for Prestige Brands Holdings, Inc. and its consolidated subsidiaries, including Prestige Brands International, LLC. The information contained herein relating to each individual registrant is filed by such registrant on its own behalf. Neither registrant makes any representation as to information relating to the other registrant. Prestige Brands International, LLC meets the conditions set forth in general instructions (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Amendment No. 1 to Form 10-Q/A with the reduced disclosure format.

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
Yes ☐ No ☒

As of January 4, 2006, Prestige Brands Holdings, Inc. had 5,040,890 shares of common stock outstanding. As of such date, Prestige International Holdings, LLC, a wholly owned subsidiary of Prestige Brands Holdings, Inc., owned 100% of the uncertificated ownership interests of Prestige Brands International, LLC.

EXPLANATORY NOTE

On November 15, 2005 and November 30, 2005, Prestige Brands Holdings, Inc. (“Company”) filed Current Reports on Form 8-K with the Securities and Exchange Commission (“SEC”) in which it announced that it was restating previously reported financial statements, as a result of a review of certain accounting practices performed in conjunction with the Company's assessment of internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 and the preparation of its financial statements for the quarter ended September 30, 2005. As a result of the Company’s organizational structure, the restatement of financial statements by the Company has also resulted in the restatement of the financial statements of Prestige Brands International, LLC (“Prestige Brands International”). As more fully described in Note 2 of the financial statements, the Company has determined it erroneously applied generally accepted accounting principles as they relate to the recognition of revenue, the classification of certain trade promotion allowances, the computation of deferred income taxes and the computation of earnings per share. This Amendment No. 1 to Form 10-Q/A (“Amendment”) amends the Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (“Original Filing”), as filed on August 9, 2005.

Except as required to reflect the effects of the restatement for the items enumerated above, no additional modifications or updates in this Amendment have been made to the Original Filing on Form 10-Q. Information not affected by the restatement remains unchanged and reflects the disclosures made at the time of the Original Filing on Form 10-Q. This Amendment does not describe other events occurring after the Original Filing, including exhibits, or modify or update those disclosure affected by subsequent events. This Amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Filing, as information in such reports and documents may update or supersede certain information contained in this Amendment. Accordingly, this Amendment only amends and restates Items 1, 2 and 4 of Part I of the Original Filing, in each case, solely as a result of, and to reflect, the restatement, and no other information in the Original Filing is amended hereby. Additionally, pursuant to the rules of the SEC, Item 6 of Part II of the Original Filing has been amended to contain currently dated certifications of the Company’s Chief Executive Officer and Chief Financial Officer. As required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, the certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Amendment as Exhibits 31.1, 31.2, 32.1 and 32.2 with respect to the Company, and 31.3, 31.4, 32.3 and 32.4 with respect to Prestige Brands International.

Concurrent with the filing of this Amendment, the Company is filing Amendment No. 2 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended March 31, 2005, as filed on June 15, 2005, to reflect the effects of the restatement for the items enumerated above, on the financial statements and related financial data as of and for the periods included in Amendment No. 2 to the Annual Report on Form 10-K/A, as well as Amendment No.1 on Form 10-Q/A to the Quarterly Report on Form 10-Q, as filed on January 26, 2005, of Prestige Brands International for the quarterly period ended December 31, 2004.

Prestige Brands Holdings, Inc.
Form 10-Q/A

Prestige Brands Holdings, Inc.
Consolidated Balance Sheets
(Unaudited)

(In thousands, except per share data)
	June 30, 2005	March 31, 2005
Assets	(Restated)	(Restated)
Current assets
Cash	$13,945	$5,334
Accounts receivable	26,442	35,918
Inventories	30,589	24,833
Deferred income tax assets	6,965	5,699
Prepaid expenses and other current assets	4,039	3,152
Total current assets	81,980	74,936

Property and equipment	2,043	2,324
Goodwill	294,731	294,731
Intangible assets	606,465	608,613
Other long-term assets	14,344	15,996

Total Assets	$999,563	$996,600

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$18,626	$21,705
Accrued liabilities	9,365	11,589
Current portion of long-term debt	3,730	3,730
Total current liabilities	31,721	37,024

Long-term debt	490,698	491,630
Deferred income tax liabilities	89,916	85,899

Total liabilities	612,335	614,553

Commitments and Contingencies - Note 8

Shareholders’ Equity
Preferred stock - $0.01 per share par value
Authorized - 5,000 shares
Issued and outstanding - None	--	--
Common stock - $.01 per share par value
Authorized - 250,000 shares
Issued and outstanding - 50,000 shares at June 30, 2005 and March 31, 2005	500	500
Additional paid-in capital	378,188	378,251
Treasury stock - 2 shares at cost	(4)	(4)
Accumulated other comprehensive income (loss)	(365)	320
Retained earnings	8,909	2,980
Total shareholders’ equity	387,228	382,047

Total Liabilities and Shareholders’ Equity	$999,563	$996,600

See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Statements of Operations
(Unaudited)

(In thousands, except per share data)	Three Months Ended June 30
	2005	2004
	(Restated)	(Restated)
Revenues
Net sales	$63,428	$58,680
Other revenues	25	75
Total revenues	63,453	58,755

Costs of Sales
Costs of sales	28,949	33,138
Gross profit	34,504	25,617

Operating Expenses
Advertising and promotion	8,705	10,785
General and administrative	4,911	4,921
Depreciation	483	486
Amortization of intangible assets	2,148	1,803
Total operating expenses	16,247	17,995

Operating income	18,257	7,622

Other income (expense)
Interest income	81	28
Interest expense	(8,591)	(11,077)
Loss on extinguishment of debt	--	(7,567)
Total other income (expense)	(8,510)	(18,616)

Income before income taxes	9,747	(10,994)

Provision (benefit) for income taxes	3,818	(3,902)
Net income (loss)	5,929	(7,092)

Cumulative preferred dividends on Senior Preferred and Class B Preferred units	--	(3,619)

Net income (loss) available to members and common shareholders	$5,929	$(10,711)

Basic earnings (loss) per share	$0.12	$(0.44)

Diluted earnings (loss) per share	$0.12	$(0.44)

Weighted average shares outstanding: Basic	48,722	24,511
Diluted	49,998	24,511

See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Statement of Changes in Stockholders’ Equity
and Comprehensive Income
Three Months Ended June 30, 2005
(Unaudited)

	Common Stock Par Shares Value		Additional Paid-in Capital	Treasury Stock Shares Amount		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Totals
(In thousands)
Balances - March 31, 2005 (Restated)	50,000	$500	$378,251	2	$(4)	$320	$2,980	$382,047

Additional costs associated with initial public offering			(63)					(63)

Components of comprehensive income
Net income (Restated)							5,929	5,929

Unrealized loss on interest rate cap, net of income tax benefit of $440						(685)		(685)
Total comprehensive income (Restated)								5,244

Balances - June 30, 2005 (Restated)	50,000	$500	$378,188	2	$(4)	$(365)	$8,909	$387,228

See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30
(In thousands)	2005	2004
	(Restated)	(Restated)
Operating Activities
Net income (loss)	$5,929	$(7,092)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,635	2,289
Deferred income taxes	3,191	2,913
Amortization of deferred financing costs	527	781
Loss on extinguishment of debt	--	7,567
Changes in operating assets and liabilities, net of effects of purchases of businesses
Accounts receivable	9,476	281
Inventories	(5,756)	2,213
Prepaid expenses and other assets	(887)	(5,573)
Accounts payable	(3,079)	401
Account payable - related parties	--	934
Accrued expenses	(2,224)	3,995
Net cash provided by operating activities	9,812	8,709

Investing Activities
Purchase of equipment	(206)	(109)
Purchase of business, net of cash acquired	--	(373,250)
Net cash used for investing activities	(206)	(373,359)

Financing Activities
Proceeds from the issuance of notes	--	668,512
Payment of deferred financing costs	--	(22,651)
Repayment of notes	(932)	(330,786)
Proceeds from the issuance of equity units	--	58,487
Additional costs associated with initial public offering	(63)	--
Net cash provided by (used for) financing activities	(995)	373,562

Increase in cash	8,611	8,912
Cash - beginning of period	5,334	3,393

Cash - end of period	$13,945	$12,305

Supplemental Cash Flow Information
Fair value of assets acquired, net of cash acquired	$--	$596,955
Fair value of liabilities assumed	--	(223,613)
Purchase price funded with non-cash contributions	--	(92)
Cash paid to purchase business	$--	$373,250

Interest paid	$8,051	$10,295
Income taxes paid	$422	$280

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

Basis of Presentation
The unaudited consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements include all adjustments, consisting of normal recurring adjustments, that are considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. Operating results for the three month period ended June 30, 2005 are not necessarily indicative of results that may be expected for the year ending March 31, 2006. This financial information should be read in conjunction with the Company’s audited financial statements and notes thereto included in Amendment No. 2 to the Company’s Annual Report on Form 10-K/A for the year ended March 31, 2005.

As more fully described in Note 2, the Company determined that the financial statements and the disclosures in the notes thereto for the three month periods ended June 30, 2005 and 2004 contained in the Quarterly Report on Form 10-Q filed on August 9, 2005, required restatement. All amounts disclosed in the footnotes to the financial statements have been appropriately restated.

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

In April 2005, the Securities and Exchange Commission approved an amendment to Rule 4-01 of Regulations S-X that delays the effective date of Statement No. 123 (Revised 2004), “Shared-Based Payments” (“Statement No. 123R”), which requires companies to expense the value of employee and director stock options and similar awards. The results of operations for the period ended June 30, 2005 would not have been affected had the Company applied the fair value recognition provisions of Statement 123(R) during this period.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“Statement No. 154”) which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” (APB Opinion No. 20”) and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”. Statement No. 154 requires that voluntary changes in accounting principle be applied retrospectively to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustments be made to the opening balance of retained earnings. APB Opinion No. 20 had required that most voluntary changes in accounting principle be recognized by including in net income the cumulative effect of changing to the new principle. Statement No. 154 is effective for all accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

2. Restatement of Financial Statements

On November 15, 2005 and November 30, 2005, the Company filed Current Reports on Form 8-K with the Securities and Exchange Commission (“SEC”) which announced that previously reported financial statements were being restated as a result of a review of certain accounting practices performed in conjunction with the Company's assessment of internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 and the preparation of its financial statements for the quarter ended September 30, 2005. The Company determined it erroneously applied generally accepted accounting principles as they relate to the recognition of revenue, the classification of certain trade promotion allowances, the computation of deferred income taxes and the computation of earnings per share.

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

The effects of the adjustments enumerated above for each fiscal period are reflected in the schedules that follow.

Consolidated Statements of Operations
	Three Months Ended June 30, 2005
(In thousands, except per share data)	Previously Reported	Revenue Recognition	Cooperative Advertising	Income Taxes	As Restated

Revenues
Net sales	$63,530	$1,928	$(2,030)	$--	$63,428
Other revenues	25				25
Total revenues	63,555	1,928	(2,030)	--	63,453

Cost of Sales
Costs of sales	28,339	610			28,949
Gross profit	35,216	1,318	(2,030)	--	34,504

Operating Expenses
Advertising and promotion	10,714	21	(2,030)		8,705
General and administrative	4,911				4,911
Depreciation	483				483
Amortization of intangible assets	2,148				2,148
Total operating expenses	18,256	21	(2,030)	--	16,247

Operating income	16,960	1,297	--	--	18,257

Other income (expense)
Interest income	81				81
Interest expense	(8,591)				(8,591)
Total other income (expense)	(8,510)	--	--	--	(8,510)

Income before provision for income taxes	8,450	1,297	--	--	9,747

Provision for income taxes	4,443	522		(1,147)	3,818
Net income	$4,007	$775	$--	$1,147	$5,929

Basic earnings per share	$0.08				$0.12

Diluted earnings per share	$0.08				$0.12

Average shares outstanding: Basic	49,998				48,722
Diluted	49,998				49,998

Consolidated Statements of Operations
	Three Months Ended June 30, 2004
(In thousands, except per share data)	Previously Reported	Revenue Recognition	Cooperative Advertising	As Restated

Revenues
Net sales	$67,682	$(6,142)	$(2,860)	$58,680
Other revenues	75			75
Total revenues	67,757	(6,142)	(2,860)	58,755

Cost of Sales
Costs of sales	36,123	(2,985)		33,138
Gross profit	31,634	(3,157)	(2,860)	25,617

Operating Expenses
Advertising and promotion	13,771	(126)	(2,860)	10,785
General and administrative	4,921			4,921
Depreciation	486			486
Amortization of intangible assets	1,803			1,803
Total operating expenses	20,981	(126)	(2,860)	17,995

Operating income	10,653	(3,031)	-	7,622

Other income (expense)
Interest income	28			28
Interest expense	(11,077)			(11,077)
Loss on extinguishment of debt	(7,567)			(7,567)
Total other income (expense)	(18,616)	--	--	(18,616)

Loss before benefit for income taxes	(7,963)	(3,031)		(10,994)

Benefit for income taxes	2,826	1,076		3,902
Net loss	(5,137)	(1,955)	--	(7,092)

Cumulative preferred dividend on Senior Preferred and Class B Preferred Units	(3,619)			(3,619)

Net loss available to common shareholders	$(8,756)	$(1,955)	$--	$(10,711)

Basic earnings per share	$(0.33)			$(0.44)

Diluted earnings per share	$(0.33)			$(0.44)

Average shares outstanding: Basic	26,516			24,511
Diluted	26,516			24,511

Consolidated Balance Sheet
(In thousands, except per share data)	June 30, 2005
Assets	As Previously Reported	As Restated
Current assets
Cash	$13,945	$13,945
Accounts receivable	32,489	26,442
Inventories	27,946	30,589
Deferred income tax assets	6,965	6,965
Prepaid expenses and other current assets	4,039	4,039
Total current assets	85,384	81,980

Property and equipment	2,043	2,043
Goodwill	294,544	294,731
Intangible assets	606,465	606,465
Other long-term assets	14,344	14,344

Total Assets	$1,002,780	$999,563

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$18,626	$18,626
Accrued liabilities	10,705	9,365
Current portion of long-term debt	3,730	3,730
Total current liabilities	33,061	31,721

Long-term debt	490,698	490,698
Deferred income tax liabilities	89,916	89,916

Total liabilities	613,675	612,335

Shareholders’ Equity
Preferred stock - $0.01 per share par value
Authorized - 5,000 shares
Issued and outstanding - None	--	--
Common stock - $.01 per share par value
Authorized - 250,000 shares
Issued and outstanding - 50,000 shares	500	500
Additional paid-in capital	378,188	378,188
Treasury stock - 2 shares at cost	(4)	(4)
Accumulated other comprehensive loss	(365)	(365)
Retained earnings	10,786	8,909
Total shareholders’ equity	389,105	387,228

Total Liabilities and Shareholders’ Equity	$1,002,780	$999,563

Consolidated Balance Sheet
(In thousands, except per share data)	March 31, 2005
Assets	As Previously Reported	As Restated
Current assets
Cash	$5,334	$5,334
Accounts receivable	43,893	35,918
Inventories	21,580	24,833
Deferred income tax assets	5,699	5,699
Prepaid expenses and other current assets	3,152	3,152
Total current assets	79,658	74,936

Property and equipment	2,324	2,324
Goodwill	294,544	294,731
Intangible assets	608,613	608,613
Other long-term assets	15,996	15,996

Total Assets	$1,001,135	$996,600

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$21,705	$21,705
Accrued liabilities	13,472	11,589
Current portion of long-term debt	3,730	3,730
Total current liabilities	38,907	37,024

Long-term debt	491,630	491,630
Deferred income tax liabilities	84,752	85,899

Total liabilities	615,289	614,553

Shareholders’ Equity
Preferred stock - $0.01 per share par value
Authorized - 5,000 shares
Issued and outstanding - None	--	--
Common stock - $.01 per share par value
Authorized - 250,000 shares
Issued and outstanding - 50,000 shares	500	500
Additional paid-in capital	378,251	378,251
Treasury stock - 2 shares at cost	(4)	(4)
Accumulated other comprehensive income	320	320
Retained earnings	6,779	2,980
Total shareholders’ equity	385,846	382,047

Total Liabilities and Shareholders’ Equity	$1,001,135	$996,600

The restatements did not affect previously reported net cash flows from operating, investing or financing activities.

3. Accounts Receivable

The components of accounts receivable consist of the following:
	June 30, 2005	March 31, 2005
	(Restated)	(Restated)

Accounts receivable	$26,332	$36,985
Other receivables	1,251	835
	27,583	37,820
Less allowances for discounts, returns and uncollectible accounts	(1,141)	(1,902)

	$26,442	$35,918

4. Inventories

Inventories consist of the following:
	June 30, 2005	March 31, 2005
	(Restated)	(Restated)

Packaging and raw materials	$5,192	$3,587
Finished goods	25,397	21,246

	$30,589	$24,833

Inventories are shown net of allowances for obsolete and slow moving inventory of $1.4 million at June 30, 2005 and March 31, 2005, respectively.

5. Property and Equipment

Property and equipment consist of the following:
	June 30, 2005	March 31, 2005

Machinery	$2,828	$2,828
Computer equipment	784	771
Furniture and fixtures	542	515
Leasehold improvements	339	173
	4,493	4,287

Accumulated depreciation	(2,450)	(1,963)

	$2,043	$2,324

6. Intangible Assets

Intangible assets consist of the following:
	June 30, 2005
	Gross	Accumulated	Net
	Amount	Amortization	Amount

Indefinite lived trademarks	$522,346	$--	$522,346

Amortizable intangible assets
Trademarks	94,900	(10,915)	83,985
Non-compete agreement	158	(24)	134
	95,058	(10,939)	84,119

	$617,404	$(10,939)	$606,465

	March 31, 2005
	Gross	Accumulated	Net
	Amount	Amortization	Amount

Indefinite lived trademarks	$522,346	$--	$522,346

Amortizable intangible assets
Trademarks	94,900	(8,775)	86,125
Non-compete agreement	158	(16)	142
	95,058	(8,791)	86,267

	$617,404	$(8,791)	$608,613

At June 30, 2005, intangible assets are expected to be amortized over a period of five to 30 years as follows:

Twelve Months Ending June 30
2006	$8,592
2007	8,592
2008	8,592
2009	8,592
2010	8,592
Thereafter	41,159

$84,119

7. Long-Term Debt

Long-term debt consists of the following:
	June 30, 2005	March 31, 2005

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
	$--	$--

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

Senior Subordinated Notes (“Senior Notes”) that bear interest at 9.25% which is payable on April 15th and October 15th of each year. The Senior Notes mature on April 15, 2012; however, the Company may redeem some or all of the Senior Notes on or prior to April 15, 2008 at a redemption price equal to 100% plus a make-whole premium, and on or after April 15, 2008 at redemption prices set forth in the indenture governing the Senior Notes. The Senior Notes are unconditionally guaranteed by Prestige Brands International, LLC (“Prestige International”), a wholly owned subsidiary, and Prestige International’s wholly owned subsidiaries (other than the issuer). Each of the guarantees is joint and several. There are no significant restrictions on the ability of any of the guarantors to obtain funds from their subsidiaries.
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

8. Commitments and Contingencies

In July 2002, the Company entered into a ten year manufacturing and supply agreement with an unrelated company. Pursuant to this agreement, the Company agreed to purchase certain minimum quantities of product over the initial three years of the agreement or to pay liquidated damages of up to $0.4 million. The Company had recorded a liability of $0.3 million at June 30, 2005, which represents its estimate of the probable liquidated damages. Such estimate is based on historical and expected purchases during the initial three years of the agreement.

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

On January 3, 2005, the Company was served with process by its former lead counsel in the Theodosakis litigation seeking $0.7 million plus interest. The case was filed in the Supreme Court of New York and is styled as Dickstein Shapiro et al v. Medtech Products, Inc. In February 2005, the plaintiffs filed an amended complaint naming the Pecos Pharmaceutical Company as defendant. The Company has answered and filed a counterclaim against Dickstein and also filed a third party complaint against the Lexington Insurance Company, the Company’s product liability carrier. The Company believes that if there is any obligation to the Dickstein firm relating to this matter, it is an obligation of Lexington and not the Company.

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

On August 3, 2005, the Company was served with a complaint in a class action lawsuit filed in United States District Court for the Southern District of New York, Charter Township of Clinton Township Police and Fire Retirement System v. Prestige Brands Holdings, Inc. et al, on behalf of all persons who purchased the Company's securities pursuant to and/or traceable to the Company's initial public offering (the "IPO") on or about February 9, 2005 through July 28, 2005. The complaint also names as defendants Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman, Sachs & Co and J.P. Morgan Securities Inc., the lead or co-lead underwriters of the IPO. The complaint charges the Company, certain of its officers and directors, and other insiders with violations of the Securities Act of 1933. The Company plans to defend this matter vigorously.

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

9. Equity Incentive Plan

In connection with the Company’s initial public offering, the Board of Directors adopted the 2005 Long-Term Equity Incentive Plan (“the Plan”). The Plan provides for grants of stock options, restricted stock, restricted stock units, deferred stock units and other equity-based awards. Directors, officers and other employees of the Company and its subsidiaries, as well as others performing services for the Company, are eligible for grants under the Plan. At June 30, 2005, there were 5.0 million shares available for issuance under the Plan; however, no grants have been made under the Plan.

10. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30
	2005	2004
	(Restated)	(Restated)
Numerator
Net income (loss) available to common shareholders	$5,929	$(10,711)

Denominator
Denominator for basic earnings per share - weighted average shares	48,722	24,511

Dilutive effect of unvested restricted common stock issued to employee and directors	1,276	--

Denominator for diluted earnings per share	49,998	24,511

Earnings per Common Share:
Basic	$0.12	$(0.44)

Diluted	$0.12	$(0.44)

11. Related Party Transactions

The Company had entered in an agreement with an affiliate of GTCR Golder Rauner II, LLC (“GTCR”), a private equity firm and an investor in the Company, whereby the GTCR affiliate was to provide management and advisory services to the Company for an aggregate annual compensation of $4.0 million. The agreement was terminated in February 2005. During the period ended June 30, 2004, the Company paid the affiliate of GTCR a management fee of $0.9 million.

12. Income Taxes

Income taxes are recorded in the Company’s quarterly financial statements based on the Company’s estimated annual effective income tax rate. The effective rates used in the calculation of income taxes were 39.2% and 35.5% for the periods ended June 30, 2005 and 2004, respectively. The difference in the effective tax rates results primarily from the computation of taxes on a separate company basis during the three month period ended June 30, 2004 and an increase in the Company’s graduated federal income tax rates from 34% to 35% due to the formation of the Company in February 2005 and the election to file a consolidated federal income tax return.

13. Concentrations of Risk

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

14. Business Segments

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

	Period Ended June 30, 2005 (Restated)
	Over-the-Counter	Personal	Household
	Drug	Care	Cleaning	Consolidated

Net sales	$33,387	$7,256	$22,785	$63,428
Other revenues	--	--	25	25

Total revenues	33,387	7,256	22,810	63,453
Cost of sales	11,665	3,898	13,386	28,949

Gross profit	21,722	3,358	9,424	34,504
Advertising and promotion	6,138	796	1,771	8,705

Contribution margin	$15,584	$2,562	$7,653	25,799
Other operating expenses				7,542

Operating income				18,257
Other income (expense)				(8,510)
Provision for income taxes				(3,818)

Net income				$5,929

	Period Ended June 30, 2004 (Restated)
	Over-the-Counter	Personal	Household
	Drug	Care	Cleaning	Consolidated

Net sales	$29,396	$7,303	$21,981	$58,680
Other revenues			75	75

Total revenues	29,396	7,303	22,056	58,755
Cost of sales	13,165	4,231	15,742	33,138

Gross profit	16,231	3,072	6,314	25,617
Advertising and promotion	6,554	1,916	2,315	10,785

Contribution margin	$9,677	$1,156	$3,999	14,832
Other operating expenses				7,210

Operating income				7,622
Other income (expense)				(18,616)
Benefit for income taxes				3,902

Net loss				$(7,092)

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

15. Subsequent Events

On July 22, 2005, the Company entered into a material definitive asset sale and purchase agreement with Reckett Benckiser Inc. for the acquisition of the Chore Boy line of household cleaning products for an aggregate consideration of $22.3 million.

Prestige Brands International, LLC
Consolidated Balance Sheets
(Unaudited)

(In thousands)
	June 30, 2005	March 31, 2005
Assets	(Restated)	(Restated)
Current assets
Cash	$13,945	$5,334
Accounts receivable	26,442	35,918
Inventories	30,589	24,833
Deferred income tax assets	6,965	5,699
Prepaid expenses and other current assets	4,039	3,152
Total current assets	81,980	74,936

Property and equipment	2,043	2,324
Goodwill	294,731	294,731
Intangible assets	606,465	608,613
Other long-term assets	14,344	15,996

Total Assets	$999,563	$996,600

Liabilities and Member’s Equity
Current liabilities
Accounts payable	$18,626	$21,705
Accrued liabilities	9,365	11,589
Current portion of long-term debt	3,730	3,730
Total current liabilities	31,721	37,024

Long-term debt	490,698	491,630
Deferred income tax liabilities	89,916	85,899

Total liabilities	612,335	614,553

Commitments and Contingencies - Note 8

Member’s Equity
Contributed capital - Prestige Holdings	370,214	370,277
Accumulated other comprehensive income (loss)	(365)	320
Retained earnings	17,379	11,450
Total member’s equity	387,228	382,047

Total liabilities and member’s equity	$999,563	$996,600

See accompanying notes.

Prestige Brands International, LLC
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30
(In thousands)	2005	2004
	(Restated)	(Restated)
Revenues
Net sales	$63,428	$58,680
Other revenues	25	75
Total revenues	63,453	58,755

Costs of Sales
Costs of sales	28,949	33,138
Gross profit	34,504	25,617

Operating Expenses
Advertising and promotion	8,705	10,785
General and administrative	4,911	4,921
Depreciation	483	486
Amortization of intangible assets	2,148	1,803
Total operating expenses	16,247	17,995

Operating income	18,257	7,622

Other income (expense)
Interest income	81	28
Interest expense	(8,591)	(11,077)
Loss on extinguishment of debt	--	(7,567)
Total other income (expense)	(8,510)	(18,616)

Income before income taxes	9,747	(10,994)

Provision (benefit) for income taxes	3,818	(3,902)

Net income (loss)	$5,929	$(7,092)

See accompanying notes.

Prestige Brands International, LLC
Consolidated Statement of Changes in Member’s Equity
and Comprehensive Income
Three Months Ended June 30, 2005
(Unaudited)

	Contributed Capital Prestige Holdings	Accumulated Other Comprehensive Income	Retained Earnings	Totals
(In thousands)
Balances - March 31, 2005 (Restated)	$370,277	$320	$11,450	$382,047

Additional costs associated with capital contributions from Prestige Brands Holdings	(63)			(63)

Components of comprehensive income
Net income for the period (Restated)			5,929	5,929
Unrealized loss on interest rate cap, net of income tax benefit of $440		(685)		(685)

Comprehensive income (Restated)				5,244

Balances - June 30, 2005 (Restated)	$370,214	$(365)	$17,379	$387,228

See accompanying notes.

Prestige Brands International, LLC
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30
(In thousands)	2005	2004
	(Restated)	(Restated)
Operating Activities
Net income (loss)	$5,929	$(7,092)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,635	2,289
Deferred income taxes	3,191	2,913
Amortization of deferred financing costs	527	781
Loss on extinguishment of debt	--	7,567
Changes in operating assets and liabilities, net of effects of purchases of businesses
Accounts receivable	9,476	281
Inventories	(5,756)	2,213
Prepaid expenses and other assets	(887)	(5,573)
Accounts payable	(3,079)	401
Account payable - related parties	--	934
Accrued expenses	(2,224)	3,995
Net cash provided by operating activities	9,812	8,709

Investing Activities
Purchase of equipment	(206)	(109)
Purchase of business, net of cash acquired	--	(373,250)
Net cash used for investing activities	(206)	(373,359)

Financing Activities
Net proceeds from the issuance of notes	--	668,512
Payment of deferred financing costs	--	(22,651)
Repayment of notes	(932)	(330,786)
Proceeds from capital contributions	--	58,487
Additional costs associated with initial public offering	(63)	--
Net cash provided by (used for) financing activities	(995)	373,562

Increase in cash	8,611	8,912
Cash - beginning of period	5,334	3,393

Cash - end of period	$13,945	$12,305

Supplemental Cash Flow Information
Fair value of assets acquired, net of cash acquired	$--	$596,955
Fair value of liabilities assumed	--	(223,613)
Purchase price funded with non-cash contributions	--	(92)
Cash paid to purchase business	$--	$373,250

Interest paid	$8,051	$10,295
Income taxes paid	$422	$280

See accompanying notes.

Prestige Brands International, LLC
Notes to Consolidated Financial Statements
(In thousands)

1.	Business and Basis of Presentation

Nature of Business
Prestige Brands International, LLC, (“Prestige International” or the “Company”) is an indirect wholly owned subsidiary of Prestige Brands Holdings, Inc. (“Prestige Holdings”) and the indirect parent company of Prestige Brands, Inc., the issuer of the 9.25% senior subordinated notes due 2012 (“Senior Notes”) and the borrower under the senior credit facility consisting of a Revolving Credit Facility, Tranche B Term Loan Facility and a Tranche C Term Loan Facility (together the “Senior Credit Facility”). Prestige International is also the parent guarantor of the obligations. The Company and its subsidiaries are engaged in the marketing, sales and distribution of over-the-counter drug, personal care and household cleaning brands to mass merchandisers, drug stores, supermarkets and club stores primarily in the United States.

Basis of Presentation
The unaudited consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements include all adjustments, consisting of normal recurring adjustments, that are considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. Operating results for the three month period ended June 30, 2005 are not necessarily indicative of results that may be expected for the year ending March 31, 2006. This financial information should be read in conjunction with the Company’s audited financial statements and notes thereto included in Amendment No. 2 to the Company’s Annual Report on Form 10-K/A for the year ended March 31, 2005.

As more fully described in Note 2, the Company determined that the financial statements and the disclosures in the notes thereto for the three month periods ended June 30, 2005 and 2004 contained in the Quarterly Report on Form 10-Q filed on August 9, 2005, required restatement. All amounts disclosed in the footnotes to the financial statements have been appropriately restated.

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

Revenue Recognition
Revenues are recognized when the following revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists; (2) there is a fixed or determinable price; (3) the product has been shipped and the customer takes ownership and assumes risk of loss; and (4) collectibility of the resulting receivable is reasonably assured. The Company has determined that the risk of loss generally occurs when product is received by the customer and, accordingly, recognizes revenues at that time. Provision is made for estimated customer discounts and returns at the time of sale based on the Company’s historical experience.

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

Costs of Sales
Costs of sales include product costs, warehousing costs, inbound and outbound shipping costs, and handling and storage costs. Shipping, warehousing and handling costs were $5.5 million and $5.4 million for the periods ended June 30, 2005 and 2004, respectively.

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

In April 2005, the Securities and Exchange Commission approved an amendment to Rule 4-01 of Regulations S-X that delays the effective date of Statement No. 123 which requires companies to expense the value of employee and director stock options and similar awards. The results of operations for the period ended June 30, 2005 would not have been affected had the Company applied the fair value recognition provisions of Statement 123(R) during this period.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“Statement No. 154”) which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” (APB Opinion No. 20”) and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”. Statement No. 154 requires that voluntary changes in accounting principle be applied retrospectively to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustments be made to the opening balance of retained earnings. APB Opinion No. 20 had required that most voluntary changes in accounting principle be recognized by including in net income the cumulative effect of changing to the new principle. Statement No. 154 is effective for all accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

2. Restatement of Financial Statements

On November 15, 2005 and November 30, 2005, Prestige Brands Holdings, Inc. (“Prestige Holdings”) filed Current Reports on Form 8-K with the Securities and Exchange Commission (“SEC”) which announced that previously reported financial statements were being restated as a result of a review of certain accounting practices performed in conjunction with Prestige Holdings’ assessment of internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 and the preparation of its financial statements for the quarter ended September 30, 2005. Prestige Holdings determined it erroneously applied generally accepted accounting principles as they relate to the recognition of revenue, the classification of certain trade promotion allowances and the computation of deferred income taxes. As a result of Prestige Holdings’ organizational structure, the restatement of financial statements by Prestige Holdings has also resulted in the restatement of the Company’s financial statements for the corresponding periods.

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

With respect to the classification of trade promotions and allowances, Emerging Issues Task Force Issue 01-09 sets forth the criteria for classifying such promotions and allowances as an expense or a reduction of revenue. Upon review, the Company determined that it had incorrectly classified certain promotion and allowance amounts as selling, general and administrative expenses rather than as a reduction of revenues. These adjustments did not affect the balance sheet, net income, operating income or cash flows from operations.

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

The effects of the adjustments enumerated above for each fiscal period are reflected in the schedules that follow.

Consolidated Statements of Operations

	Three Months Ended June 30, 2005
(In thousands)	Previously Reported	Revenue Recognition	Cooperative Advertising	Income Taxes	As Restated

Revenues
Net sales	$63,530	$1,928	$(2,030)	$--	$63,428
Other revenues	25				25
Total revenues	63,555	1,928	(2,030)	--	63,453

Cost of Sales
Costs of sales	28,339	610			28,949
Gross profit	35,216	1,318	(2,030)	--	34,504

Operating Expenses
Advertising and promotion	10,714	21	(2,030)		8,705
General and administrative	4,911				4,911
Depreciation	483				483
Amortization of intangible assets	2,148				2,148
Total operating expenses	18,256	21	(2,030)	--	16,247

Operating income	16,960	1,297	--	--	18,257

Other income (expense)
Interest income	81				81
Interest expense	(8,591)				(8,591)
Total other income (expense)	(8,510)	--	--	--	(8,510)

Income before provision for income taxes	8,450	1,297	--	--	9,747

Provision for income taxes	4,443	522		(1,147)	3,818
Net income	$4,007	$775	$--	$1,147	$5,929

Consolidated Statements of Operations
	Three Months Ended June 30, 2004
(In thousands)	Previously Reported	Revenue Recognition	Cooperative Advertising	As Restated

Revenues
Net sales	$67,682	$(6,142)	$(2,860)	$58,680
Other revenues	75			75
Total revenues	67,757	(6,142)	(2,860)	58,755

Cost of Sales
Costs of sales	36,123	(2,985)		33,138
Gross profit	31,634	(3,157)	(2,860)	25,617

Operating Expenses
Advertising and promotion	13,771	(126)	(2,860)	10,785
General and administrative	4,921			4,921
Depreciation	486			486
Amortization of intangible assets	1,803			1,803
Total operating expenses	20,981	(126)	(2,860)	17,995

Operating income	10,653	(3,031)	-	7,622

Other income (expense)
Interest income	28			28
Interest expense	(11,077)			(11,077)
Loss on extinguishment of debt	(7,567)			(7,567)
Total other income (expense)	(18,616)	--	--	(18,616)

Income before provision for income taxes	(7,963)	(3,031)		(10,994)

Income tax benefit	2,826	1,076		3,902
Net loss	$(5,137)	$(1,955)	$--	$(7,092)

Consolidated Balance Sheet
(In thousands)	June 30, 2005
Assets	As Previously Reported	As Restated
Current assets
Cash	$13,945	$13,945
Accounts receivable	32,489	26,442
Inventories	27,946	30,589
Deferred income tax assets	6,965	6,965
Prepaid expenses and other current assets	4,039	4,039
Total current assets	85,384	81,980

Property and equipment	2,043	2,043
Goodwill	294,544	294,731
Intangible assets	606,465	606,465
Other long-term assets	14,344	14,344

Total Assets	$1,002,780	$999,563

Liabilities and Member’s Equity
Current liabilities
Accounts payable	$18,626	$18,626
Accrued liabilities	10,705	9,365
Current portion of long-term debt	3,730	3,730
Total current liabilities	33,061	31,721

Long-term debt	490,698	490,698
Deferred income tax liabilities	89,916	89,916

Total liabilities	613,675	612,335

Member’s Equity
Contributed capital - Prestige Holdings	370,214	370,214
Accumulated other comprehensive loss	(365)	(365)
Retained earnings	19,256	17,379
Total member’s equity	389,105	387,228

Total liabilities and member’s equity	$1,002,780	$999,563

Consolidated Balance Sheet
(In thousands)	March 31, 2005
Assets	As Previously Reported	As Restated
Current assets
Cash	$5,334	$5,334
Accounts receivable	43,893	35,918
Inventories	21,580	24,833
Deferred income tax assets	5,699	5,699
Prepaid expenses and other current assets	3,152	3,152
Total current assets	79,658	74,936

Property and equipment	2,324	2,324
Goodwill	294,544	294,731
Intangible assets	608,613	608,613
Other long-term assets	15,996	15,996

Total Assets	$1,001,135	$996,600

Liabilities and Member’s Equity
Current liabilities
Accounts payable	$21,705	$21,705
Accrued liabilities	13,472	11,589
Current portion of long-term debt	3,730	3,730
Total current liabilities	38,907	37,024

Long-term debt	491,630	491,630
Deferred income tax liabilities	84,752	85,899

Total liabilities	615,289	614,553

Member’s Equity
Contributed capital - Prestige Holdings	370,277	370,277
Accumulated other comprehensive income	320	320
Retained earnings	15,249	11,450
Total member’s equity	385,846	382,047

Total liabilities and member’s equity	$1,001,135	$996,600

The restatements did not affect previously reported net cash flows from operating, investing or financing activities.

3. Accounts Receivable

The components of accounts receivable consist of the following:

	June 30, 2005	March 31, 2005
	(Restated)	(Restated)

Accounts receivable	$26,332	$36,985
Other receivables	1,251	835
	27,583	37,820
Less allowances for discounts, returns and uncollectible accounts	(1,141)	(1,902)

	$26,442	$35,918

4. Inventories

Inventories consist of the following:

	June 30, 2005	March 31, 2005
	(Restated)	(Restated)

Packaging and raw materials	$5,192	$3,587
Finished goods	25,397	21,246

	$30,589	$24,883

Inventories are shown net of allowances for obsolete and slow moving inventory of $1.4 million at June 30, 2005 and March 31, 2005, respectively.

5. Property and Equipment

Property and equipment consist of the following:

	June 30, 2005	March 31, 2005

Machinery	$2,828	$2,828
Computer equipment	784	771
Furniture and fixtures	542	515
Leasehold improvements	339	173
	4,493	4,287

Accumulated depreciation	(2,450)	(1,963)

	$2,043	$2,324

6. Intangible Assets

Intangible assets consist of the following:

	June 30, 2005
	Gross	Accumulated	Net
	Amount	Amortization	Amount

Indefinite lived trademarks	$522,346	$--	$522,346

Amortizable intangible assets
Trademarks	94,900	(10,915)	83,985
Non-compete agreement	158	(24)	134
	95,058	(10,939)	84,119

	$617,404	$(10,939)	$606,465

	March 31, 2005
	Gross	Accumulated	Net
	Amount	Amortization	Amount

Indefinite lived trademarks	$522,346	$--	$522,346

Amortizable intangible assets
Trademarks	94,900	(8,775)	86,125
Non-compete agreement	158	(16)	142
	95,058	(8,791)	86,267

	$617,404	$(8,791)	$608,613

At June 30, 2005, intangible assets are expected to be amortized over a period of five to 30 years as follows:

Twelve Months Ending June 30
2006	$8,592
2007	8,592
2008	8,592
2009	8,592
2010	8,592
Thereafter	41,159

$84,119

7. Long-Term Debt

Long-term debt consists of the following:

	June 30, 2005	March 31, 2005

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
	$--	$--

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

$494,428

The Company entered into a 5% interest rate cap agreement with a financial institution to mitigate the impact of changing interest rates. The agreement provides a notional amount of $20.0 million and terminates in June 2006. The Company also entered into interest rate cap agreements with another financial institution that become effective August 30, 2005, with a total notional amount of $180.0 million and cap rates ranging from 3.25% to 3.75%. The agreements terminate on May 30, 2006, 2007 and 2008 as to $50.0 million, $80.0 million and $50.0 million, respectively. The Company is accounting for the interest rate cap agreements as cash flow hedges. The fair value of the interest rate cap agreements was $1.678 million at June 30, 2005.

8. Commitments and Contingencies

In July 2002, the Company entered into a ten year manufacturing and supply agreement with an unrelated company. Pursuant to this agreement, the Company agreed to purchase certain minimum quantities of product over the initial three years of the agreement or to pay liquidated damages of up to $0.4 million. The Company had recorded a liability of $0.3 million at June 30, 2005, which represents its estimate of the probable liquidated damages. Such estimate is based on historical and expected purchases during the initial three years of the agreement.

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

On January 3, 2005, the Company was served with process by its former lead counsel in the Theodosakis litigation seeking $0.7 million plus interest. The case was filed in the Supreme Court of New York and is styled as Dickstein Shapiro et al v. Medtech Products, Inc. In February 2005, the plaintiffs filed an amended complaint naming the Pecos Pharmaceutical Company as defendant. The Company has answered and filed a counterclaim against Dickstein and also filed a third party complaint against the Lexington Insurance Company, the Company’s product liability carrier. The Company believes that if there is any obligation to the Dickstein firm relating to this matter, it is an obligation of Lexington and not the Company.

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

On August 3, 2005, the Company was served with a complaint in a class action lawsuit filed in United States District Court for the Southern District of New York, Charter Township of Clinton Township Police and Fire Retirement System v. Prestige Brands Holdings, Inc. et al, on behalf of all persons who purchased the Company's securities pursuant to and/or traceable to the Company's initial public offering (the "IPO") on or about February 9, 2005 through July 28, 2005. The complaint also names as defendants Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman, Sachs & Co and J.P. Morgan Securities Inc., the lead or co-lead underwriters of the IPO. The complaint charges the Company, certain of its officers and directors, and other insiders with violations of the Securities Act of 1933. The Company plans to defend this matter vigorously.

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

9. Equity Incentive Plan

In connection with the Prestige Brands Holdings’ IPO, the Board of Directors adopted the 2005 Long-Term Equity Incentive Plan (“the Plan”). The Plan provides for grants of stock options, restricted stock, restricted stock units, deferred stock units and other equity-based awards. Directors, officers and other employees of the Company and its subsidiaries, as well as others performing services for the Company, are eligible for grants under the Plan. At June 30, 2005, there were 5.0 million shares available for issuance under the Plan; however, no grants have been made under the Plan.

10. Related Party Transactions

The Company had entered in an agreement with an affiliate of GTCR Golder Rauner II, LLC (“GTCR”), a private equity firm and an investor in the Company, whereby the GTCR affiliate was to provide management and advisory services to the Company for an aggregate annual compensation of $4.0 million.

The agreement was terminated in February 2005. During the period ended June 30, 2004, the Company paid the affiliate of GTCR a management fee of $0.9 million.

11. Income Taxes

Income taxes are recorded in the Company’s quarterly financial statements based on the Company’s estimated annual effective income tax rate. The effective rates used in the calculation of income taxes were 39.2% and 35.5% for the periods ended June 30, 2005 and 2004, respectively. The increase in the effective tax rate for 2005 resulted primarily from the computation of taxes on a separate company basis during the three month period ended June 30, 2004 and an increase in the Company’s graduated federal income tax rates from 34% to 35% due to the formation of Prestige Holdings in February 2005 and the election to file a consolidated federal income tax return.

12. Concentrations of Risk

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

13. Business Segments

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

	Period Ended June 30, 2005 (Restated)
	Over-the-Counter	Personal	Household
	Drug	Care	Cleaning	Consolidated

Net sales	$33,387	$7,256	$22,785	$63,428
Other revenues	--	--	25	25

Total revenues	33,387	7,256	22,810	63,453
Cost of sales	11,665	3,898	13,386	28,949

Gross profit	21,722	3,358	9,424	34,504
Advertising and promotion	6,138	796	1,771	8,705

Contribution margin	$15,584	$2,562	$7,653	25,799
Other operating expenses				7,542

Operating income				18,257
Other income (expense)				(8,510)
Provision for income taxes				(3,818)

Net income				$5,929

	Period Ended June 30, 2004 (Restated)
	Over-the-Counter	Personal	Household
	Drug	Care	Cleaning	Consolidated

Net sales	$29,396	$7,303	$21,981	$58,680
Other revenues			75	75

Total revenues	29,396	7,303	22,056	58,755
Cost of sales	13,165	4,231	15,742	33,138

Gross profit	16,231	3,072	6,314	25,617
Advertising and promotion	6,554	1,916	2,315	10,785

Contribution margin	$9,677	$1,156	$3,999	14,832
Other operating expenses				7,210

Operating income				7,622
Other income (expense)				(18,616)
Benefit for income taxes				3,902

Net loss				$(7,092)

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

14. Subsequent Events

On July 22, 2005, the Company entered into a material definitive asset sale and purchase agreement with Reckett Benckiser Inc. for the acquisition of the Chore Boy line of household cleaning products for an aggregate consideration of $22.3 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company, as the indirect holding company of Prestige International, LLC (“Prestige International”) does not conduct ongoing business operations. As a result, the financial information for Prestige Brands Holdings, Inc. and Prestige International is identical for the purposes of the discussion of operating results in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Prestige International is an indirect wholly owned subsidiary of Prestige Brands Holdings, Inc. and the parent company of Prestige Brands, Inc., the issuer of our 9.25% senior subordinated notes due 2012 (“Senior Notes”) and the borrower under the senior credit facility, consisting of a Revolving Credit Facility, Tranche B Term Loan Facility and a Tranche C Term Loan Facility (together the “Senior Credit Facility”). Prestige International is also the parent guarantor of the obligations.

Restatement
As discussed in Note 2 to the financial statements, the financial statements and related notes thereto contained in the Company’s Quarterly Report on Form 10-Q for the three month period ended June 30, 2005 and the Company’s Annual Report on Form 10-K and Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended March 31, 2005 have been restated. This document should be read in conjunction with the Management’s Discussion and Analysis section of Amendment No. 2 to our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2005. All amounts in Management’s Discussion and Analysis of Financial Condition and Results of Operations have been adjusted, as appropriate, for the effects of this restatement.

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

In February 2005, we raised $448.0 million through an initial public offering of 28 million shares of common stock. The net proceeds of the offering were $416.8 million after deducting $28.0 million of underwriters’ discounts and commissions and $3.2 million of offering expenses. The net proceeds of $416.8 million plus $3.0 million from our revolving credit facility and $8.8 million of cash on hand went to repay $100.0 million of our existing senior indebtedness (plus a repayment premium of $3.0 million and accrued interest of $0.5 million as of February 15, 2005), to redeem $84.0 million in aggregate principal amount of our existing 9.25% senior subordinated notes (plus a redemption premium of $7.8 million and accrued interest of $3.3 million as of March 18, 2005), to repurchase an aggregate of 4.4 million shares of our common stock held by the GTCR funds and the TCW/Crescent funds for $30.2 million, and to contribute $199.8 million to Prestige International Holdings, LLC, which was used to redeem all of its outstanding senior preferred units and class B preferred units. We did not receive any of the proceeds from the sale of 4.2 million shares by the selling stockholders as a result of the underwriters exercising their over-allotment options.

Quarterly Period Ended June 30, 2005 compared to the Quarterly Period Ended June 30, 2004

Net Sales
Net sales for the period ended June 30, 2005 were $63.5 million compared to $58.8 million for the comparable period of the prior year. This represented an increase of $4.7 million or 8.0% over the prior period. The Over-the-Counter Drug segment had net sales of $33.4 million for the period ended June 30, 2005, an increase of $4.0 million or 13.6% over net sales of $29.4 million for the period ended June 30, 2004. The Household Cleaning segment had net sales of $22.8 million for the period ended June 30, 2005, an increase of $0.7 million, or 3.4% over net sales of $22.1 million for the period ended June 30, 2004. The Personal Care segment had net sales of $7.3 million for each of the periods ended June 30, 2005 and 2004.

Over-the-Counter Drug Segment
Net sales in the Over-the-Counter Drug segment were $33.4 million for the period ended June 30, 2005 versus $29.4 million for the comparable period of the prior year. This represented an increase of $4.0 million or 13.6% over the prior period. The sales increase was attributable to strong year on year gains for Chloraseptic, Clear Eyes and Dermoplast combined with the addition of the Little Remedies brand during the third quarter of Fiscal Year 2005. The Little Remedies brand was acquired in the Vetco acquisition in October 2004. Partially offsetting the sales gains mentioned above were year on year sales declines on the Compound W and New Skin brands, which both experienced declines driven by category contractions in the quarter ended June 30, 2005.

Personal Care Segment
Net sales of the Personal Care segment were $7.3 million for the period ended June 30, 2005 versus $7.3 million for the comparable period of the prior year. Cutex sales were up slightly in the quarter while Denorex sales were down by the same amount.

Household Cleaning Segment
Net sales of the Household Cleaning segment were $22.8 million for the period ended June 30, 2005 versus $22.1 million for the comparable period of the prior year. This represented an increase of $0.7 million or 3.4% over the prior period. The sales increase was driven by Comet, partially offset by a sales decline on the Spic and Span Brand.

Gross Profit
Gross profit for the period ended June 30, 2005 was $34.5 million compared to $25.6 million for the comparable period of the prior year. This represented an increase of $8.9 million or 34.7% from the prior period. The period ended June 30, 2004 included inventory step-up costs associated with the acquisitions of the businesses of approximately $5.2 million. Excluding costs associated with the inventory step-up in the period ended June 30, 2004, gross profit increased by $3.7 million or 12.0% for the period ended June 30, 2005. The increase in gross profit is primarily a result of the sales increase. Gross profit as a percent of sales was 54.4% for the period ended June 30, 2004 versus 43.6% for the comparable period of the prior year. Excluding the effects of the inventory step-up in the quarter ended June 30, 2004 gross margin as a percent of sales was 52.5%. The increase in gross profit percentage is primarily a result of improvements in the over-the-counter drug and household cleaning segments partially offset by declines in the personal care segment.

Over-the-Counter Drug Segment
Gross profit of the Over-the-Counter segment was $21.7 million for the period ended June 30, 2005 versus $16.2 million for the comparable period of the prior year. This represented an increase of $5.5 million or 33.8% over the prior period. Excluding $2.6 million of cost associated with the inventory step-up in the period ended June 30, 2004, gross profit increased by $2.9 million or 15.4% for the period ended June 30, 2005. Gross profit as a percent of sales was 65.1% for the period ended June 30, 2005 versus 55.2% for the comparable period of the prior year. Excluding the inventory step-up, gross profit as a percent of sales for the quarter ended June 30, 2004 was 64.0%. The increase in gross profit as a percent of sales was due to favorable sales mix. Compound W Freeze-off has a lower gross profit percentage than the average product in the Over-the-Counter Drug segment. It accounted for a smaller proportion of the sales in the period ended June 30, 2005 than in the comparable period of the prior year.

Personal Care Segment
Gross profit of the personal care segment was $3.4 million for the period ended June 30, 2005 versus $3.1 million for the comparable period of the prior year. This represented an increase of $0.3 million or 9.3% over the prior period. Excluding $0.2 million of costs associated with the inventory step-up in the period ended June 30, 2004, gross profit increased by $0.1 million or 2.6% over the period ended June 30, 2004. Gross profit as a percent of sales was 46.3% for the period ended June 30, 2005 versus 42.1% for the comparable period of the prior year. Excluding the inventory step-up in the quarter ended June 30, 2004, gross profit as a percent of sales was 44.8%.

Household Cleaning Segment
Gross profit of the Household Cleaning segment was $9.4 million for the period ended June 30, 2005 versus $6.3 million for the comparable period of the prior year. This represented an increase of $3.1 million or 49.3% from the prior period. Excluding $2.4 million of costs associated with the inventory step-up in the period ended June 30, 2004, gross profit increased $0.7 million or 8.1% over the period ended June 30, 2004. Gross profit as a percent of sales was 41.3% for the period ended June 30, 2005 versus 28.6% for the comparable period of the prior year. Excluding the inventory step-up in the quarter ended June 30, 2004 gross profit as a percent of sales was 39.5%. The improvement in margin was due to favorable product mix.

Contribution Margin
Contribution margin, defined as gross profit less advertising and promotion expenses, was $25.8 million for the period ended June 30, 2005 versus $14.8 million for the comparable period of the prior year. This represented an increase of $11.0 million or 73.9% from the prior period. Excluding costs associated with the inventory step-up mentioned above, contribution margin increased by $5.8 million or 28.8% versus the comparable period of the prior year. The contribution margin increase is attributable to the gross profit increase combined with a $2.1 million reduction in advertising and promotion spending in the period ended June 30, 2005 versus the same period in the prior year.

Over-the-Counter Drug Segment
Contribution margin of the Over-the-Counter drug segment was $15.6 million for the period ended June 30, 2005 versus $9.7 million for the comparable period of the prior year. Excluding costs associated with the inventory step-up mentioned above, contribution margin increased by $3.3 million or 26.9% versus the comparable period of the prior year. The contribution margin increase is a result of the gross profit increase combined with a $0.4 million reduction in advertising and promotion spending in the period ended June 30, 2005 versus the same period of the prior year. The reduction in advertising and promotion spending was due to a Chloraseptic media test program aimed at the allergy season in the period ended June 30, 2004 which was not repeated in the period ended June 30, 2005.

Personal Care Segment
Contribution margin of the personal care segment was $2.6 million for the period ended June 30, 2005 versus $1.2 million for the comparable period of the prior year. This represented an increase of $1.4 million or 121.6% over the prior period. The contribution margin increase is a result of a $1.1 million reduction in advertising and promotion spending in the period ended June 30, 2005, in combination with the gross profit increase. The reduction in advertising and promotion was primarily a result of a shift in Cutex advertising from television to print media. The Cutex print media advertising campaign is planned throughout the current fiscal year as opposed to television media which was concentrated in the first two fiscal quarters of last year.

Household Cleaning Segment
Contribution margin of the Household Cleaning segment was $7.7 million for the period ended June 30, 2005 versus $4.0 million for the comparable period of the prior year. This represented an increase of $3.7 million or 91.4% over the prior period. Excluding costs associated with the inventory step-up mentioned above, contribution margin increased by $1.3 million or 19.6% for the period ended June 30, 2005 versus the comparable period of the prior year. The contribution margin increase is a result of a $0.5 million reduction in advertising and promotion in the period end June 30, 2005 from the comparable period of the prior year, combined with the gross profit increase. The decline in advertising and promotion spending is driven by the elimination of advertising and promotional spend behind the discontinued Comet Clean and Flush product line.

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

Income Taxes
The income tax provision for the period ended June 30, 2005 was $3.8 million, with an effective rate of 39.2%, compared to a benefit of $3.9 million, with an effective rate of 35.5% for period ended June 30, 2004. The increase in effective tax rates results primarily from the computation of taxes on a separate company basis during the three month period ended June 30, 2004 and an increase in the Company’s graduated federal income tax rates from 34% to 35% due to the formation of the Company in February 2005 and the election to file a consolidated federal income tax return.

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

Net cash provided by operating activities was $9.8 million for period ended June 30, 2005 compared to $8.7 million for comparable period of the prior year. The $1.1 million increase was primarily due to net income of $5.9 million, adjusted for non-cash items of $6.3 million in 2005, compared to net loss of $7.0 million, adjusted for non-cash items of $13.6 million for the period ended June 30, 2004, offset by working capital changes. Working capital increased by $12.3 million for period ended June 30, 2005, primarily due to an increase in inventory of $5.8 million during the period and a decrease in accounts payable and accrued expenses of $5.3 million, offset by a reduction in accounts receivable of $9.5 million.

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

On June 30, 2004, we paid $52,000 for a 5% interest rate cap agreement with a notional amount of $20 million. The interest rate cap terminates in June 2006. On March 7, 2005, we paid $2.3 million for interest rate cap agreements that become effective August 30, 2005, with a total notional amount of $180 million and LIBOR cap rates ranging from 3.25% to 3.75%. The interest rate cap agreements terminate on May 30, 2006, 2007 and 2008 as to $50.0 million, $80.0 million and $50.0 million, respectively. The fair value of the interest rate cap agreements was $1.7 million at June 30, 2005.

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

The Senior Credit Facility contains various financial covenants, including financial covenants that require us to maintain certain leverage ratios, interest coverage ratios and fixed charge coverage ratios, as well as covenants restricting us from undertaking specified corporate actions, including asset dispositions, acquisitions, payment of dividends and other specified payments, changes of control, incurrence of indebtedness, creation of liens, making loans and investments and transactions with affiliates. Our Senior Notes require that adjusted EBITDA (as defined therein) be used as the basis for calculating our leverage and interest coverage ratios. We were in compliance with our financial and restrictive covenants under the credit facility at June 30, 2005.

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

Commitments

As of June 30, 2005, we had ongoing commitments under various contractual and commercial obligations as follows:

Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
		(in millions)
Long-term debt	$494.4	$3.7	$7.5	$7.5	$475.7

Interest on long-term debt (1)	210.8	31.7	62.4	62.0	54.7

Operating leases	1.6	0.5	0.8	0.3	--

Total Contractual Obligations	$706.8	$35.9	$70.7	$69.8	$530.4

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

Valuation of long-lived and intangible assets and goodwill
Pursuant to FASB Statement No. 141, “Business Combinations” (“Statement No. 141”) and Statement No. 142, “Goodwill and Other Intangible Assets” (“Statement No. 142”) goodwill and indefinite-lived intangible assets are no longer amortized, but must be tested for impairment at least annually. Intangible assets with finite lives are amortized over their respective estimated useful lives. We are required to make judgments regarding the value assigned to acquired intangible assets and their respective useful lives. Our determination of the values and lives was based on our analysis of the requirements of Statements No. 141 and No. 142, as well as an independent evaluation of such assets. We have determined that a significant portion of our trademarks have indefinite lives. If we determine that any of these assets has a finite life, we would amortize the value of that asset over the remainder of such finite life. Intangible assets with finite lives and other long-lived assets must also be evaluated for impairment when management believes that the carrying value of the asset will not be recovered. Adverse changes in market conditions or poor operating results could result in a future impairment charge. There were no impairments of goodwill, indefinite-lived intangible assets or other long-lived assets during the period ended June 30, 2005. Goodwill and other long-term assets amounted to $901.2 million at June 30, 2005.

Revenue Recognition
We comply with the provisions Securities and Exchange Commission of Staff Accounting Bulletin 104 “Revenue Recognition,” which states that revenue should be recognized when the following revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists; (2) the product has been shipped and the customer takes ownership and assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. The Company has determined that the risk of loss generally occurs when product is received by the customer and, accordingly, recognizes revenue at that time.

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

In April 2005, the Securities and Exchange Commission approved an amendment to Rule 4-01 of Regulations S-X that delays the effective date of Statement No 123(R), which requires companies to expense the value of employee and director stock options and similar awards. The results of operations for the period ended June 30, 2005 would not have been affected had the Company applied the fair value recognition provisions of Statement 123 during this period.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“Statement No. 154”) which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” (APB Opinion No. 20”) and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”. Statement No. 154 requires that voluntary changes in accounting principle be applied retrospectively to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings. APB Opinion No 20 had required that most voluntary changes in accounting principle be recognized by including in net income the cumulative effect of changing to the new principle. Statement No. 154 is effective for all accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Amendment No. 1 to the quarterly report on Form 10-Q/A for the period ended June 30, 2005 contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), including information within Management’s Discussion and Analysis of Financial Condition and Results of Operations. The following cautionary statements are being made pursuant to the provisions of the Act and with the intention to obtaining the benefits of the “safe harbor” provisions of the Act. Although we believe that our expectations are based on reasonable assumptions, actual results may differ materially from those in the forward looking statement.

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

Forward-looking statements speak only as of the date of this Amendment. Except as required under federal securities laws and the rules and regulations of the Securities and Exchange Commission, we do not have any intention to update any forward-looking statements to reflect events or circumstances arising after the date of this Amendment, whether as a result of new information, future events or otherwise. As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on forward-looking statements included in this Amendment or that may be made elsewhere from time to time by, or on behalf of, us. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

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

However, on June 30, 2004, we paid $52,000 for a 5% interest rate cap agreement with a notional amount of $20.0 million that terminates in June 2006. Additionally, on March 7, 2005, we paid $2.3 million for interest rate cap agreements that become effective August 30, 2005, with a total notional amount of $180.0 million and LIBOR cap rates ranging from 3.25% to 3.75%. These interest rate cap agreements terminate on May 30, 2006, 2007 and 2008 as to $50.0 million, $80.0 million and $50.0 million, respectively. Given the protection afforded by the interest rate cap agreements, the impact on pre-tax earnings and cash flows during the next year of a one percentage point increase in interest rates would be limited to $2.1 million. The fair value of the interest rate cap agreements was $1.7 million at June 30, 2005.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, June 30, 2005, an evaluation was carried out by our management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act"). The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely discussions regarding required disclosure. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that certain deficiencies in the Company’s internal control over financial reporting that are described below and in Note 2 to the consolidated condensed financial statements contained in Part I, Item 1 of this Amendment, and Item 4.02(a) of the Company’s Current Reports on Form 8-K filed with the Commission on November 15, 2005 and November 30, 2005 (the “Restatement 8-K’s”) constituted material weaknesses that existed at June 30, 2005, and that the Company’s disclosure controls and procedures were not effective as of June 30, 2005. The Company’s management nevertheless has concluded that the consolidated financial statements included in this Amendment present fairly, in all material respects, the Company’s financial position, and results of operation and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

Internal Control Over Financial Reporting

Management, with the oversight of the Audit Committee of the Company’s Board of Directors, recently conducted an internal review of the Company’s books and records. As a result of the findings of that review (including with respect to effects of the above referenced control deficiencies), as noted above, the Company has restated its audited consolidated financial statements for the years ended March 31, 2005, 2004 and 2003 and the quarterly data for the years ended March 31, 2005 and 2004 included in the Company's Annual Report on Form 10-K and Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended March 31, 2005, the financial statements for the quarterly periods ended June 30, 2005 and 2004 included in this Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2005, and the financial statements of Prestige International for the quarterly periods ended December 31, 2004 and 2003 included in Amendment No. 1 to Prestige International’s Quarterly Report on Form 10-Q/A for the quarterly period ended December 31, 2004. According to PCAOB Accounting Standard No. 2, An Audit Of Internal Control Over Financial Reporting Performed in Conjunction With an Audit of Financial Statements, a restatement of previously-

issued financial statements is at least a significant deficiency and a strong indicator that a material weakness exists with respect to internal control over financial reporting. As noted above, management concluded that the control deficiencies listed below constituted material weaknesses as of June 30, 2005. Material weaknesses are control deficiencies, or a combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The control deficiencies that the Company identified were as follows:

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

The above-described remedial efforts all began following the completion of the Company’s quarter ended September 30, 2005. There were no changes in the Company’s or Prestige International’s internal controls over financial reporting during the quarter ended June 30, 2005 that materially affected or are reasonably likely to materially affect internal control over financial reporting.

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

On January 3, 2005, the Company was served with process by its former lead counsel in the Theodosakis litigation seeking $0.7 million plus interest. The case was filed in the Supreme Court of New York and is styled as Dickstein Shapiro et al v. Medtech Products, Inc. In February 2005, the plaintiffs filed an amended complaint naming the Pecos Pharmaceutical Company as defendant. The Company has answered and filed a counterclaim against Dickstein and also filed a third party complaint against the Lexington Insurance Company, the Company’s product liability carrier. The Company believes that if there is any obligation to the Dickstein firm relating to this matter, it is an obligation of Lexington and not the Company.

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

On August 3, 2005, the Company was served with a complaint in a class action lawsuit filed in United States District Court for the Southern District of New York, Charter Township of Clinton Township Police and Fire Retirement System v. Prestige Brands Holdings, Inc. et al, on behalf of all persons who purchased the Company's securities pursuant to and/or traceable to the Company's initial public offering (the "IPO") on or about February 9, 2005 through July 28, 2005. The complaint also names as defendants Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman, Sachs & Co and J.P. Morgan Securities Inc., the lead or co-lead underwriters of the IPO. The complaint charges the Company, certain of its officers and directors, and other insiders with violations of the Securities Act of 1933. The Company plans to defend this matter vigorously.

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

The Company’s 2005 Annual Meeting of Stockholders was held on July 29, 2005. The following nominees were elected to the Company’s Board of Directors to serve until the 2006 Annual Meeting of Stockholders and until their respective successors have been elected and qualified, or until their earlier death, resignation or retirement:

	For	Withheld	Broker Non-Votes

Peter C. Mann	43,854,444	2,907,753	--
L. Dick Buell	36,568,359	10,193,838	--
Gary E. Costley	36,568,519	10,193,678	--
David A. Donnini	42,296,352	4,465,845	--
Ronald Gordon	45,782,108	980,089	--
Vincent J. Hemmer	36,467,294	10,294,903	--
Patrick Lonergan	45,840,039	922,158	--

The votes for the ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the audit of the Company’s financial statement s for the fiscal year ending March 31, 2006 were as follows:

For	Against	Withheld	Broker Non-Votes

29,967,938	16,786,058	8,201	--

ITEM 5.	OTHER INFORMATION

None

ITEM 6.  EXHBITS

2.1

Asset Sale and Purchase Agreement, dated July 22, 2005, by and among Reckitt Benckiser Inc., Reckitt Benckiser (Canada) Inc., Prestige Brands Holdings, Inc. and the Spic and Span Company, incorporated by reference to the Form 8-K of Prestige Brands, Inc. filed on July 28, 2005, and incorporated herein by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 filed with the Commission on August 9, 2005.

10.1

Form of Restricted Stock Agreement, incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 filed with the Commission on August 9, 2005.

31.1	Rule 13a-14(a)/ 15d-14(a) Certification, executed by Peter C. Mann, Chairman and Chief Executive Officer of Prestige Brands Holdings, Inc.
31.2	Rule 13a-14(a)/ 15d-14(a) Certification, executed by Peter J. Anderson, Chief Financial Officer of Prestige Brands Holdings, Inc.
31.3	Rule 13a-14(a)/ 15d-14(a) Certification, executed by Peter C. Mann, Chairman and Chief Executive Officer of Prestige Brands International, LLC.
31.4	Rule 13a-14(a)/ 15d-14(a) Certification, executed by Peter J. Anderson, Chief Financial Officer of Prestige Brands International, LLC.
32.1

Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code 302 (18 U.S.C. 1350), executed by Peter C. Mann, Chairman and Chief Executive Officer of Prestige Brands Holdings, Inc.

32.2

Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code 302 (18 U.S.C. 1350) executed by Peter J. Anderson, Chief Financial Officer of Prestige Brands Holdings, Inc.

32.3

Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code 302 (18 U.S.C. 1350), executed by Peter C. Mann, Chairman and Chief Executive Officer of Prestige Brands International, LLC.

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

Prestige Brand Holdings, Inc.

Date: January 12, 2006	By:	/s/ PETER J. ANDERSON

Title: Chief Financial Officer

Prestige Brands International, LLC

Date: January 12, 2006	By:	/s/ PETER J. ANDERSON

Title: Chief Financial Officer