Form 10-Q
period 2005-12-31
Prestige Brands International, LLC; Prestige Brands Holdings, Inc.
filed 2006-02-14
CIK 1295522, 1295947

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

This Quarterly Report on Form 10-Q is a combined quarterly report being filed separately by Prestige Brands Holdings, Inc. and Prestige Brands International LLC, both registrants. Prestige Brands International, LLC, an indirect wholly-owned subsidiary of Prestige Brands Holdings, Inc. is the indirect parent company of Prestige Brands, Inc., the issuer of our 9¼% senior subordinated notes due 2012, and the parent guarantor of such notes. As the indirect holding company of Prestige Brands International, LLC, Prestige Brands Holdings, Inc. does not conduct ongoing business operations. As a result, the financial information for Prestige Brands Holdings, Inc. and Prestige Brands International, LLC is identical for the purposes of the discussion of operating results in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Unless otherwise indicated, we have presented information throughout this Form 10-Q for Prestige Brands Holdings, Inc. and its consolidated subsidiaries, including Prestige Brands International, LLC. The information contained herein relating to each individual registrant is filed by such registrant on its own behalf. Neither registrant makes any representation as to information relating to the other registrant. Prestige Brands International, LLC meets the conditions set forth in general instructions (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

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
Yes ☐ No ☒

As of February 8, 2005, Prestige Brands Holdings, Inc. had 50,040,890 shares of common stock outstanding. As of such date, Prestige International Holdings, LLC, a wholly-owned subsidiary of Prestige Brands Holdings, Inc., owned 100% of the uncertificated ownership interests of Prestige Brands International, LLC.

Prestige Brands Holdings, Inc.
Form 10-Q

Prestige Brands Holdings, Inc.
Consolidated Balance Sheets
(Unaudited)
(In thousands)
	December 31, 2005	March 31, 2005
Assets
Current assets
Cash	$9,646	$5,334
Accounts receivable	36,011	35,918
Inventories	33,682	24,833
Deferred income tax assets	7,195	5,699
Prepaid expenses and other current assets	3,049	3,152
Funds in escrow	3,000	--
Total current assets	92,583	74,936

Property and equipment	1,453	2,324
Goodwill	298,273	294,731
Intangible assets	647,021	608,613
Other long-term assets	14,502	15,996

Total Assets	$1,053,832	$996,600

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$20,553	$21,705
Accrued liabilities	11,715	11,589
Current portion of long-term debt	3,730	3,730
Total current liabilities	35,998	37,024

Long-term debt	513,833	491,630
Deferred income tax liabilities	98,872	85,899

Total liabilities	648,703	614,553

Commitments and Contingencies - Note 13

Stockholders’ Equity
Preferred stock - $0.01 par value
Authorized - 5,000 shares
Issued and outstanding - None	--	--
Common stock - $0.01 par value
Authorized - 250,000 shares
Issued and outstanding - 50,056 shares at December 31, 2005 and 50,000 March 31, 2005	501	500
Additional paid-in capital	378,417	378,251
Treasury stock, at cost - 15 shares at December 31, 2005 and 2 shares at March 31, 2005	(25)	(4)
Accumulated other comprehensive income	608	320
Retained earnings	25,628	2,980
Total stockholders’ equity	405,129	382,047

Total Liabilities and Stockholders’ Equity	$1,053,832	$996,600

See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended December 31		Nine Months Ended December 31
(In thousands, except per share data)	2005	2004	2005	2004
Revenues
Net sales	$79,829	$73,018	$216,577	$211,630
Other revenues	27	25	77	126
Total revenues	79,856	73,043	216,654	211,756

Cost of Sales
Cost of sales	38,726	33,241	103,224	104,320
Gross profit	41,130	39,802	113,430	107,436

Operating Expenses
Advertising and promotion	7,385	5,168	26,307	24,402
General and administrative	6,159	5,690	15,182	15,113
Depreciation	520	457	1,495	1,395
Amortization of intangible assets	2,314	2,148	6,610	5,753
Total operating expenses	16,378	13,463	49,594	46,663

Operating income	24,752	26,339	63,836	60,773

Other income (expense)
Interest income	144	48	451	135
Interest expense	(9,670)	(12,042)	(27,158)	(34,012)
Loss on extinguishment of debt	--	--	--	(7,567)
Total other income (expense)	(9,526)	(11,994)	(26,707)	(41,444)

Income before provision for income taxes	15,226	14,345	37,129	19,329

Provision for income taxes	5,881	5,218	14,481	7,392
Net income	9,345	9,127	22,648	11,937

Cumulative preferred dividends on Senior Preferred and Class B Preferred Units	--	(3,895)	--	(11,341)

Net income available to members and common stockholders	$9,345	$5,232	$22,648	$596

Basic earnings per share	$0.19	$0.21	$0.46	$0.02

Diluted earnings per share	$0.19	$0.20	$0.45	$0.02

Weighted average shares outstanding: Basic	48,929	24,725	48,874	24,617
Diluted	50,010	26,613	50,007	26,543

See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Statement of Changes in Stockholders’ Equity
and Comprehensive Income
Nine Months Ended December 31, 2005
(Unaudited)

	Common Stock Par Shares Value		Additional Paid-in Capital	Treasury Stock Shares Amount		Accumulated Other Comprehensive Income	Retained Earnings	Totals
(In thousands)
Balances - March 31, 2005	50,000	$500	$378,251	2	$(4)	$320	$2,980	$382,047

Additional costs associated with initial public offering			(63)					(63)

Issuance of common stock and options to officers, directors and employees	56	1	229					230

Repurchase of common stock				13	(21)			(21)

Components of comprehensive income
Net income							22,648	22,648

Unrealized gain on interest rate cap, net of income tax benefit of $134						288		288
Total comprehensive income								22,936

Balances - December 31, 2005	50,056	$501	$378,417	15	$(25)	$608	$25,628	$405,129

See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

(In thousands)	Nine Months Ended December 31
	2005	2004
Operating Activities
Net income	$22,648	$11,937
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,105	7,148
Deferred income taxes	11,543	12,749
Amortization of deferred financing costs	1,727	2,290
Stock-based compensation	230	--
Loss on extinguishment of debt	--	7,567
Changes in operating assets and liabilities, net of effects of purchases of businesses
Accounts receivable	2,681	520
Inventories	(6,997)	4,470
Prepaid expenses and other assets	271	(914)
Accounts payable	(3,549)	1,160
Account payable - related parties	--	1,000
Accrued liabilities	(823)	(7,989)
Net cash provided by operating activities	35,836	39,938

Investing Activities
Purchases of equipment	(452)	(198)
Purchases of intangibles	(22,623)	--
Purchases of businesses, net of cash acquired	(30,555)	(425,479)
Net cash used for investing activities	(53,630)	(425,677)

Financing Activities
Proceeds from the issuance of notes	30,000	698,512
Payment of deferred financing costs	(13)	(23,529)
Repayment of notes	(7,797)	(344,605)
Proceeds from the issuance of equity securities	--	58,722
Purchase of shares for treasury	(21)	--
Additional costs associated with initial public offering	(63)	--
Net cash provided by financing activities	22,106	389,100

Increase in cash	4,312	3,361
Cash - beginning of period	5,334	3,393

Cash - end of period	$9,646	$6,754

Supplemental Cash Flow Information
Fair value of assets acquired, net of cash acquired	$33,909	$655,537
Fair value of liabilities assumed	(3,354)	(229,966)
Purchase price funded with non-cash contributions	--	(92)
Cash paid to purchase businesses	$30,555	$425,479

Interest paid	$28,206	$24,359
Income taxes paid	$1,335	$2,427
See accompanying notes.

Prestige Brands Holdings, Inc.
Notes to Consolidated Financial Statements

1.	Business and Basis of Presentation

   Nature of Business
Prestige Brands Holdings, Inc. (“the Company”) and its subsidiaries are engaged in the marketing, sales and distribution of over-the-counter drug, personal care and household cleaning brands to mass merchandisers, drug stores, supermarkets and club stores primarily in the United States. In February 2005, the Company completed an initial public offering.

   Basis of Presentation
The unaudited consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements include all adjustments, consisting only of normal recurring adjustments that are considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. Operating results for the three and nine month periods ended December 31, 2005 are not necessarily indicative of results that may be expected for the year ending March 31, 2006. This financial information should be read in conjunction with the Company’s financial statements and notes thereto included in Amendment No. 2 to the Company’s Annual Report on Form 10-K/A for the year ended March 31, 2005.

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

Inventories
Inventories are stated at the lower of cost or fair value, where cost is determined by using the first-in, first-out method. The Company provides an allowance for slow moving and obsolete inventory.

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

Goodwill
The excess of the purchase price over the fair market value of assets acquired and liabilities assumed in acquisition transactions is classified as goodwill. In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“Statement”) No. 142, “Goodwill and Other Intangible Assets,” the Company does not amortize goodwill, but performs impairment tests of the carrying value at least annually.

Intangible Assets
Intangible assets are stated at cost less accumulated amortization. For intangible assets with finite lives, amortization is computed on the straight-line method over estimated useful lives ranging from five to 30 years.

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

Revenue Recognition
Revenues are recognized when the following revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists; (2) there is a fixed or determinable price; (3) the product has been shipped and the customer takes ownership and assumes risk of loss; and (4) collectibility of the resulting receivable is reasonably assured. The Company has determined that the transfer of risk of loss generally occurs when product is received by the customer and, accordingly, recognizes revenue at that time. Provision is made for estimated customer discounts and returns at the time of sale based on the Company’s historical experience.

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

Costs of Sales
Costs of sales include product costs, warehousing costs, inbound and outbound shipping costs, and handling and storage costs. Shipping, warehousing and handling costs were $7.3 million and $5.7 million for the three month periods ended December 31, 2005 and 2004, respectively, and $19.1 million and $16.9 million for the nine month periods ended December 31, 2005 and 2004, respectively.

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

Stock-based Compensation
During the three month period ended September 30, 2005, the Company adopted FASB, Statement No. 123(R), “Share-Based Payment” (“Statement No. 123(R)”) with the initial grants of restricted stock and options to purchase common stock to employees and directors in accordance with the provisions of the Company’s Long-Term Equity Incentive Plan (“the Plan”). Statement No. 123(R) requires the Company to measure the cost of services to be rendered based on the grant-date fair value of the equity award. Compensation expense is to be recognized over the period which an employee is required to provide service in exchange for the award, generally referred to as the requisite service period. The Company recorded non-cash compensation charges of $0.1 million and $0.2 million during the three month and nine month periods ended December 31, 2005, respectively, for such grants.

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

Derivative Instruments
FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“Statement No. 133”), requires companies to recognize derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, a cash flow hedge or a hedge of a net investment in a foreign operation.

The Company has designated its derivative financial instruments as cash flow hedges because they hedge exposure to variability in expected future cash flows that are attributable to interest rate risk. For these hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same line item associated with the forecasted transaction in the same period or periods during which the hedged transaction affects earnings. Any ineffective portion of the gain or loss on the derivative instruments is recorded in results of operations immediately.

Earnings Per Share
Basic and diluted earnings per share are calculated based on income available to member and common shareholders and the weighted-average number of shares outstanding during the reported period. For the period ended December 31, 2004, the weighted average number of common shares outstanding includes the Company’s common units as if the common units had been converted to common stock using the February 2005 initial public offering conversion ratio of one common unit to 0.4589 shares of common stock.

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

2.  Acquisition of Dental Concepts, LLC

On November 8, 2005, the Company completed the acquisition of the ownership interests of Dental Concepts, LLC (“Dental Concepts”), a marketer of therapeutic oral care products sold under “The Doctor’s®” brand. The Company expects that The Doctor’s® product line will benefit from its business model of outsourcing manufacturing and increasing awareness through targeted marketing and advertising. Additionally, the Company anticipates benefits associated with its ability to leverage certain economies of scale and the elimination of redundant operations. The results from operations of The Doctor’s® brand since the acquisition date are included within the Company’s financial statements as a component of the over-the-counter segment.

The purchase price of the ownership interests was approximately $30.5 million (net of cash acquired of $0.3 million), including fees and expenses of the acquisition of $0.5 million. The Company financed the acquisition price through the utilization of its senior revolving credit facility and with cash resources of $30.0 million and $0.5 million, respectively.

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition. The Company has obtained independent valuations of certain tangible and intangible assets; however, the final purchase price will not be determined until all valuations have been completed and all contingencies have been resolved. Consequently, the allocation of the purchase price is subject to refinement. At December 31, 2005, $3.0 million is being held in escrow pending the resolution of the aforementioned contingencies. Future disbursements from escrow will increase the amount recorded in the Company’s consolidated balance sheet as goodwill.

The fair values assigned to the net assets acquired consist of the following:

(In thousands)
Accounts receivable	$2,774
Inventory	1,852
Prepaid expenses and other assets	172
Property and equipment	174
Intangible assets	22,395
Goodwill	3,542
Funds in escrow	3,000
Accounts payable and accrued liabilities	(3,354)

$30,555

The allocation to intangible assets of $22.4 million relates solely to “The Doctor’s ®” brand trademark which the Company estimates to have a useful life of 20 years. At December 31, 2005, goodwill resulting from this transaction was $3.5 million. As discussed above, this recorded amount is subject to change as additional information becomes available; however, it is estimated that such amount will be fully deductible for income tax purposes.

The following table sets forth the unaudited results of the Company’s operations on a pro forma basis as if the acquisition of Dental Concepts had been completed on April 1, 2004.  It also includes the pro forma results from operations of Vetco, Inc., which was acquired in October 2004, as if the acquisition of Vetco, Inc. had been completed on April 1, 2004.  The pro forma financial information is not necessarily indicative of the operating results that the combined entities would have achieved had the acquisition been consummated on April 1, 2004, nor is it necessarily indicative of the operating results that may be expected for the year ending March 31, 2006.

	Three Months Ended December 31		Nine Months Ended December 31
(In thousands, except per share data)	2005	2004	2005	2004

Revenues	$81,475	$76,275	$224,697	$227,274

Income before provision for income taxes	$15,057	$14,188	$36,343	$21,393

Net income	$9,242	$9,031	$22,168	$13,203

Cumulative preferred dividends on Senior Preferred and Class B Preferred Units	--	(3,895)	--	(11,341)

Net income available to members and common shareholders	$9,242	$5,136	$22,168	$1,862

Basic earnings per share	$0.19	$0.21	$0.45	$0.08

Diluted earnings per share	$0.18	$0.19	$0.44	$0.07

Weighted average shares outstanding: Basic	48,929	24,725	48,874	24,617
Diluted	50,010	26,613	50,007	26,543

3. Accounts Receivable

The components of accounts receivable consist of the following (in thousands):
	December 31, 2005	March 31, 2005

Accounts receivable	$37,752	$36,985
Other receivables	1,163	835
	38,915	37,820
Less allowances for discounts, returns and uncollectible accounts	(2,904)	(1,902)

	$36,011	$35,918

4. Inventories

Inventories consist of the following (in thousands):
	December 31, 2005	March 31, 2005

Packaging and raw materials	$3,970	$3,587
Finished goods	29,712	21,246

	$33,682	$24,833

Inventories are shown net of allowances for obsolete and slow moving inventory of $1.6 million and $1.5 million at December 31, 2005 and March 31, 2005, respectively.

5. Property and Equipment

Property and equipment consist of the following (in thousands):
	December 31, 2005	March 31, 2005

Machinery	$3,338	$3,099
Computer equipment	928	771
Furniture and fixtures	303	244
Leasehold improvements	340	173
	4,909	4,287

Accumulated depreciation	(3,456)	(1,963)

	$1,453	$2,324

6. Goodwill

As discussed in Note 2, the Company purchased the ownership interests of Dental Concepts in November 2005. The excess of the purchase price over the fair value of the assets acquired and the liabilities assumed has been recorded as goodwill.

A reconciliation of the activity affecting the carrying value of goodwill is as follows:

Balance - March 31, 2005	$294,731

Goodwill acquired in connection with the acquisition of Dental Concepts, LLC	3,542

Balance - December 31, 2005	$298,273

7. Intangible Assets

On October 28, 2005, the Company completed the acquisition of the “Chore Boy®” brand of cleaning pads and sponges. The purchase price of the Chore Boy® brand of $22.6 million, including direct costs of $0.4 million, has been allocated to indefinite lived intangible assets and a covenant not-to-compete of $22.6 million and $0.04 million, respectively.

Intangible assets consist of the following (in thousands):
	December 31, 2005
	Gross		Accumulated	Net
	Amount	Additions	Amortization	Amount

Indefinite lived trademarks	$522,346	$22,585	$--	$544,931

Amortizable intangible assets
Trademarks	94,900	22,395	(15,359)	101,936
Non-compete agreement	158	38	(42)	154
	95,058	22,433	(15,401)	102,090

	$617,404	$45,018	$(15,401)	$647,021

	March 31, 2005
	Gross		Accumulated	Net
	Amount	Additions	Amortization	Amount

Indefinite lived trademarks	$522,346	$--	$--	$522,346

Amortizable intangible assets
Trademarks	94,900		(8,775)	86,125
Non-compete agreement	158		(16)	142
	95,058	--	(8,791)	86,267

	$617,404	$--	$(8,791)	$608,613

At December 31, 2005, intangible assets are expected to be amortized over a period of five to 30 years as follows (in thousands):

Twelve Months Ending December 31
2006	$10,061
2007	10,061
2008	10,061
2009	9,013
2010	8,665
Thereafter	54,229

$102,090

8. Long-Term Debt
Long-term debt consists of the following (in thousands):	December 31, 2005	March 31, 2005

Senior revolving credit facility (“Revolving Credit Facility”), which expires on April 6, 2009, is available for maximum borrowings of up to $60.0 million. The Revolving Credit Facility bears interest at the Company’s option at either the prime rate plus a variable margin or LIBOR plus a variable margin. The variable margin ranges from 0.75% to 2.50% and at December 31, 2005, the interest rate on the Revolving Credit Facility was 8.75% per annum. The Company is also required to pay a variable commitment fee on the unused portion of the Revolving Credit Facility. At December 31, 2005, the commitment fee was 0.50% of the unused line. The Revolving Credit Facility is collateralized by substantially all of the Company’s assets.
	$25,000	$--

Senior secured term loan facility, (“Tranche B Term Loan Facility”) that bears interest at the Company’s option at either the prime rate or LIBOR plus a variable margin of 2.25%. At December 31, 2005, the weighted average applicable interest rate on the Tranche B Term Loan Facility was 6.34%. Principal payments of $933 and interest are payable quarterly. In February 2005, the Tranche B Term Loan Facility was amended to increase the amount available thereunder by $200.0 million, all of which is available at December 31, 2005. Current amounts outstanding under the Tranche B Term Loan Facility mature on April 6, 2011, while amounts borrowed pursuant to the amendment will mature on October 6, 2011. The Tranche B Term Loan Facility is collateralized by substantially all of the Company’s assets.
	366,563	369,360

Senior Subordinated Notes (“Senior Notes”) that bear interest at 9.25% which is payable on April 15th and October 15th of each year. The Senior Notes mature on April 15, 2012; however, the Company may redeem some or all of the Senior Notes on or prior to April 15, 2008 at a redemption price equal to 100%, plus a make-whole premium, and on or after April 15, 2008 at redemption prices set forth in the indenture governing the Senior Notes. The Senior Notes are unconditionally guaranteed by Prestige Brands International, LLC (“Prestige International”), a wholly owned subsidiary, and Prestige International’s wholly owned subsidiaries (other than the issuer). Each of these guarantees is joint and several. There are no significant restrictions on the ability of any of the guarantors to obtain funds from their subsidiaries.
	126,000	126,000

	517,563	495,360
Current portion of long-term debt	(3,730)	(3,730)

	$513,833	$491,630

The Revolving Credit Facility and the Tranche B Term Loan Facility (together the “Senior Credit Facility”) contain various financial covenants, including provisions that require the Company to maintain certain leverage ratios, interest coverage ratios and fixed charge coverage ratios. Additionally, the Senior Credit Facility contains provisions that restrict the Company from undertaking specified corporate actions, such as asset dispositions, acquisitions, dividend payments, changes of control, incurrence of indebtedness, creation of liens and transactions with affiliates. The Company was in compliance with its financial and restrictive covenants under the Senior Credit Facility at December 31, 2005.

Future principal payments required in accordance with the terms of the Senior Credit Facility and the Senior Notes are as follows (in thousands):

Twelve Months Ending December 31
2006	$3,730
2007	3,730
2008	3,730
2009	28,730
2010	3,730
Thereafter	473,913

$517,563

The Company entered into a 5% interest rate cap agreement with a financial institution to mitigate the impact of changing interest rates. The agreement provides for a notional amount of $20.0 million and terminates in June 2006. The Company also entered into interest rate cap agreements with another financial institution that became effective on August 30, 2005, with a total notional amount of $180.0 million and cap rates ranging from 3.25% to 3.75%. The agreements terminate on May 30, 2006, 2007 and 2008 as to $50.0 million, $80.0 million and $50.0 million, respectively. The Company is accounting for the interest rate cap agreements as cash flow hedges. The fair value of the interest rate cap agreements, which is included in other long-term assets, was $2.9 million at December 31, 2005.

9. Shareholders’ Equity

In connection with the Company’s IPO, the Board of Directors adopted the 2005 Long-Term Equity Incentive Plan (“the Plan”). The Plan provides for grants of stock options, restricted stock, restricted stock units, deferred stock units and other equity-based awards. Directors, officers and other employees of the Company and its subsidiaries, as well as others performing services for the Company, are eligible for grants under the Plan. At December 31, 2005, there were 4.7 million shares available for issuance under the Plan.

Pursuant to the provisions of the Plan, on July 29, 2005, each of the Company’s four independent members of the Board of Directors received an award of 6.2 thousand shares of common stock in connection with Company’s directors’ compensation arrangements. Of such amount, 1.8 thousand shares represent a one-time grant of unrestricted shares, while the remaining 4.4 thousand shares represent restricted shares that vest over a two year period.

On August 4, 2005, Frank Palantoni joined the Company as President and Chief Operating Officer. In connection therewith, the Board of Directors granted Mr. Palantoni 30.9 thousand shares of restricted common stock and options to purchase an additional 61.8 thousand shares of common stock at an exercise price of $12.95 per share. The options vest over a period of five years while the restricted shares will vest contingent upon the attainment of certain revenue and earnings per share targets.

In September 2005, the Company repurchased 13.0 thousand shares of restricted common stock from former employees pursuant to the provisions of the various employee stock purchase agreements. The average purchase price of the shares was $1.70 per share.

In October 2005, the Company’s Board of Directors authorized the grant of 156.0 thousand shares of restricted stock with a fair market value of $12.32 per share, the closing price of the Company’s common stock on September 30, 2005, to employees. The issuance of such shares is contingent upon the Company’s attainment of certain revenue and earnings per share targets. Additionally, in the event that an employee terminates his or her employment with the Company prior to October 1, 2008, the vesting date, the shares will be forfeited.

10. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended December 31		Nine Months Ended December 31
	2005	2004	2005	2004
Numerator
Net income (loss) available to members and common shareholders	$9,345	$5,232	$22,648	$596

Denominator
Denominator for basic earnings per share - weighted average shares	48,929	24,725	48,874	24,617

Dilutive effect of unvested restricted common stock issued to employee and directors	1,081	1,888	1,133	1,926

Denominator for diluted earnings per share	50,010	26,613	50,007	26,543

Earnings per Common Share:
Basic	$0.19	$0.21	$0.46	$0.02

Diluted	$0.19	$0.20	$0.45	$0.02

Outstanding employee stock options to purchase an aggregate of 61.8 thousand shares of common stock at December 31, 2005 were not included in the computation of diluted earnings per share because their exercise price was greater than the average market price of the common stock, and therefore, their inclusion would be antidilutive. At December 31, 2005, 1.0 million restricted shares issued to management and employees are unvested; however, such shares (with the exception of 31 thousand chares with vesting subject to contingencies) are included in the calculation of diluted earnings per share. Additionally, the grant of 156.0 thousand shares of restricted stock to employees has been excluded from the calculation of both basic and diluted earnings per share since such shares are subject to contingencies.

11. Related Party Transactions

The Company had entered in an agreement with an affiliate of GTCR Golder Rauner II, LLC (“GTCR”), a private equity firm and an investor in the Company, whereby the GTCR affiliate was to provide management and advisory services to the Company for an aggregate annual compensation of $4.0 million.

The agreement was terminated in February 2005. During the three month and nine month periods ended December 31, 2004, the Company paid the affiliate of GTCR a management fee of $1.0 million and $2.9 million, respectively.

12. Income Taxes

Income taxes are recorded in the Company’s quarterly financial statements based on the Company’s estimated annual effective income tax rate. The effective rates used in the calculation of income taxes were 38.6% and 36.4% for the three month periods ended December 31, 2005 and 2004, respectively. For the nine month periods ended December 31, 2005 and 2004, the effective tax rates were 39.0% and 38.2%, respectively. The increase in the effective tax rate for the three month period ended December 31, 2005 results from the increase in the Company’s graduated federal income tax rate from 34% to 35%, due to the formation of the Company in February 2005 and the election to file a consolidated federal income tax return. The difference in the effective tax rates for the nine month periods ended December 31, 2005 and 2004 results primarily from the computation of taxes on a separate company basis during the nine month period ended December 31, 2004.

13. Commitments and Contingencies

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

On January 3, 2005, the Company was served with process by its former lead counsel in the Theodosakis litigation seeking $679,000 plus interest. The case was filed in the Supreme Court of New York and is styled as Dickstein Shapiro et al v. Medtech Products, Inc. In February 2005, the plaintiffs filed an amended complaint naming the Pecos Pharmaceutical Company as defendant. The Company has answered and filed a counterclaim against Dickstein and also filed a third party complaint against the Lexington Insurance Company, the Company’s product liability carrier. The Company believes that if there is any obligation to the Dickstein firm relating to this matter, it is an obligation of Lexington and not the Company.

The Company and certain of its officers and directors are defendants in a consolidated putative securities class action lawsuit filed in the United States District Court for the Southern District of New York (the “Consolidated Action”). The first of the six consolidated cases was filed on August 3, 2005. Plaintiffs purport to represent a class of shareholders of the Company who purchased shares between February 9, 2005 through November 15, 2005. Plaintiffs also name as defendants the underwriters in the Company’s initial public offering and a private equity fund that was a selling shareholder in the offering. The district court has appointed a Lead Plaintiff. On December 23, 2005, the Lead Plaintiff filed a Consolidated Class Action Complaint, which asserts claims under Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 and Sections 10(b), 20(a), and 20A of the Securities Exchange Act of 1934. The Lead Plaintiff generally alleges that the Company issued a series of materially false and misleading statements in connection with its initial public offering and thereafter in regard to the following areas: the accounting issues described in the Company’s press release issued on or about November 15, 2005; and the alleged failure to disclose that demand for certain of the Company’s products was declining and that the Company was planning to withdraw several products from the market. Plaintiffs seek an unspecified amount of damages. The Company intends to file a motion to dismiss the Consolidated Class Action Complaint on or about February 21, 2006. The Company’s management believes the allegations to be unfounded, will vigorously pursue its defenses, and cannot reasonably estimate the potential range of loss, if any.

On September 6, 2005, another putative securities class action lawsuit substantially similar to the initially-filed complaints in the Consolidated Action described above was filed against the same defendants in the Circuit Court of Cook County, Illinois (the “Chicago Action”). In light of the first-filed Consolidated Action, proceedings in the Chicago Action have been stayed until a ruling on defendants’ anticipated motions to dismiss the consolidated complaint in the Consolidated Action. The Company’s management believes the allegations to be unfounded, will vigorously pursue its defenses, and cannot reasonably estimate the potential range of loss, if any.

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

14. Concentrations of Risk

The Company’s sales are concentrated in the areas of over-the-counter pharmaceutical products, personal care products and household cleaning products. The Company sells its products to mass merchandisers, food and drug accounts, and dollar and club stores. During the three and nine month periods ended December 31, 2005, approximately 59.8% and 62.1%, respectively, of the Company’s total sales were derived from its four major brands, while during the three and nine month periods ended December 31, 2004, approximately 64.7% and 64.6%, respectively, of the Company’s total sales were derived from these four brands. During the three and nine month periods ended December 31, 2005, approximately 20.0% and 22.4%, respectively, of the Company’s net sales were made to one customer, while during the three and nine month periods ended December 31, 2004, 27.7% and 28.1% of net sales were to this customer. At December 31, 2005, approximately 19.6% of accounts receivable were owed by this customer.

The Company manages product distribution in the continental United States through a main distribution center in St. Louis, Missouri. A serious disruption, such as a flood or fire, to the main distribution center could damage the Company’s inventories and could materially impair the Company’s ability to distribute its products to customers in a timely manner or at a reasonable cost. The Company could incur significantly higher costs and experience longer lead times associated with the distribution of its products to its customers during the time that it takes the Company to reopen or replace its distribution center. As a result, any such disruption could have a material adverse effect on the Company’s sales and profitability.

15. Business Segments

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

There were no inter-segment sales or transfers during the periods ended December 31, 2005 and 2004. The Company evaluates the performance of its product lines and allocates resources to them based primarily on contribution margin. The table below summarizes information about reportable segments (in thousands).

	Quarter Ended December 31, 2005
	Over-the-Counter	Personal	Household
	Drug	Care	Cleaning	Consolidated

Net sales	$42,051	$7,007	$30,771	$79,829
Other revenues	--	--	27	27

Total revenues	42,051	7,007	30,798	79,856
Cost of sales	15,821	3,954	18,951	38,726

Gross profit	26,230	3,053	11,847	41,130
Advertising and promotion	4,926	724	1,735	7,385

Contribution margin	$21,304	$2,329	$10,112	33,745
Other operating expenses				8,993

Operating income				24,752
Other income (expense)				(9,526)
Provision for income taxes				(5,881)

Net income				$9,345

	Nine Months Ended December 31, 2005
	Over-the-Counter	Personal	Household
	Drug	Care	Cleaning	Consolidated

Net sales	$116,199	$21,595	$78,783	$216,577
Other revenues	--	--	77	77

Total revenues	116,199	21,595	78,860	216,654
Cost of sales	43,044	12,307	47,873	103,224

Gross profit	73,155	9,288	30,987	113,430
Advertising and promotion	18,192	2,870	5,245	26,307

Contribution margin	$54,963	$6,418	$25,742	87,123
Other operating expenses				23,287

Operating income				63,836
Other income (expense)				(26,707)
Provision for income taxes				(14,481)

Net income				$22,648

	Quarter Ended December 31, 2004
	Over-the-Counter	Personal	Household
	Drug	Care	Cleaning	Consolidated

Net sales	$40,964	$7,612	$24,442	$73,018
Other revenues	--	--	25	25

Total revenues	40,964	7,612	24,467	73,043
Cost of sales	14,545	3,681	15,015	33,241

Gross profit	26,419	3,931	9,452	39,802
Advertising and promotion	3,357	797	1,014	5,168

Contribution margin	$23,062	$3,134	$8,438	34,634
Other operating expenses				8,295

Operating income				26,339
Other income (expense)				(11,994)
Provision for income taxes				(5,218)

Net Income				$9,127

	Nine Months Ended December 31, 2004
	Over-the-Counter	Personal	Household
	Drug	Care	Cleaning	Consolidated

Net sales	$113,067	$24,593	$73,970	$211,630
Other revenues	--	--	126	126

Total revenues	113,067	24,593	74,096	211,756
Cost of sales	44,075	12,800	47,445	104,320

Gross profit	68,992	11,793	26,651	107,436
Advertising and promotion	15,709	4,213	4,480	24,402

Contribution margin	$53,283	$7,580	$22,171	83,034
Other operating expenses				22,261

Operating income				60,773
Other income (expense)				(41,444)
Provision for income taxes				(7,392)

Net income				$11,937

During the nine month periods ended December 2005 and 2004, 97.9% and 97.7%, respectively, of sales were made to customers in the United States and Canada. Other than the United States, no individual geographical area accounted for more than 10% of net sales in any of the periods presented. At December 31, 2005 and 2004, all of the Company’s long-term assets were located in the United States of America and have not been allocated between segments.

Prestige Brands International, LLC
Consolidated Balance Sheets
(Unaudited)

(In thousands)
	December 31, 2005	March 31, 2005
Assets
Current assets
Cash	$9,646	$5,334
Accounts receivable	36,011	35,918
Inventories	33,682	24,833
Deferred income tax assets	7,195	5,699
Prepaid expenses and other current assets	3,049	3,152
Funds in escrow	3,000	--
Total current assets	92,583	74,936

Property and equipment	1,453	2,324
Goodwill	298,273	294,731
Intangible assets	647,021	608,613
Other long-term assets	14,502	15,996

Total Assets	$1,053,832	$996,600

Liabilities and Members’ Equity
Current liabilities
Accounts payable	$20,553	$21,705
Accrued liabilities	11,715	11,589
Current portion of long-term debt	3,730	3,730
Total current liabilities	35,998	37,024

Long-term debt	513,833	491,630
Deferred income tax liabilities	98,872	85,899

Total liabilities	648,703	614,553

Commitments and Contingencies - Note 12

Members’ Equity
Contributed capital - Prestige Holdings	370,423	370,277
Accumulated other comprehensive income	608	320
Retained earnings	34,098	11,450
Total members’ equity	405,129	382,047

Total liabilities and members’ equity	$1,053,832	$996,600

See accompanying notes.

Prestige Brands International, LLC
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended December 31		Nine Months Ended December 31
(In thousands)	2005	2004	2005	2004

Revenues
Net sales	$79,829	$73,018	$216,577	$211,630
Other revenues	27	25	77	126
Total revenues	79,856	73,043	216,654	211,756

Cost of Sales
Cost of sales	38,726	33,241	103,224	104,320
Gross profit	41,130	39,802	113,430	107,436

Operating Expenses
Advertising and promotion	7,385	5,168	26,307	24,402
General and administrative	6,159	5,690	15,182	15,113
Depreciation	520	457	1,495	1,395
Amortization of intangible assets	2,314	2,148	6,610	5,753
Total operating expenses	16,378	13,463	49,594	46,663

Operating income	24,752	26,339	63,836	60,773

Other income (expense)
Interest income	144	48	451	135
Interest expense	(9,670)	(12,042)	(27,158)	(34,012)
Loss on extinguishment of debt	--	--	--	(7,567)
Total other income (expense)	(9,526)	(11,994)	(26,707)	(41,444)

Income before provision for income taxes	15,226	14,345	37,129	19,329

Provision for income taxes	5,881	5,218	14,481	7,392
Net income	$9,345	$9,127	$22,648	$11,937

See accompanying notes.

Prestige Brands International, LLC
Consolidated Statement of Changes in Members’ Equity
and Comprehensive Income
Nine Months Ended December 31, 2005
(Unaudited)

	Contributed Capital Prestige Holdings	Accumulated Other Comprehensive Income	Retained Earnings	Totals
(In thousands)
Balances - March 31, 2005	$370,277	$320	$11,450	$382,047

Additional costs associated with capital contributions from Prestige Brands Holdings	(63)			(63)

Capital contributions from Prestige Brands Holdings in connection with compensation of officers and directors	230			230

Repurchase of equity units	(21)			(21)

Components of comprehensive income
Net income for the period			22,648	22,648
Unrealized loss on interest rate cap, net of tax benefit of $116		288		288
Total comprehensive income				22,936

Balances - December 31, 2005	$370,423	$608	$34,098	$405,129

See accompanying notes.

Prestige Brands International, LLC
Consolidated Statements of Cash Flows
(Unaudited)

(In thousands)	Nine Months Ended December 31
	2005	2004
Operating Activities
Net income	$22,648	$11,937
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,105	7,148
Deferred income taxes	11,543	12,749
Amortization of deferred financing costs	1,727	2,290
Stock-based compensation	230	--
Loss on extinguishment of debt	--	7,567
Changes in operating assets and liabilities, net of effects of purchases of businesses
Accounts receivable	2,681	520
Inventories	(6,997)	4,470
Prepaid expenses and other assets	271	(914)
Accounts payable	(3,549)	1,160
Account payable - related parties	--	1,000
Accrued expenses	(823)	(7,989)
Net cash provided by operating activities	35,836	39,938

Investing Activities
Purchases of equipment	(452)	(198)
Purchases of intangibles	(22,623)	--
Purchases of businesses, net of cash acquired	(30,555)	(425,479)
Net cash used for investing activities	(53,630)	(425,677)

Financing Activities
Proceeds from the issuance of notes	30,000	698,512
Payment of deferred financing costs	(13)	(23,529)
Repayment of notes	(7,797)	(344,605)
Proceeds from the issuance of equity securities	--	58,722
Purchase of shares for treasury	(21)	--
Additional costs associated with initial public offering	(63)	--
Net cash provided by financing activities	22,106	389,100

Increase in cash	4,312	3,361
Cash - beginning of period	5,334	3,393

Cash - end of period	$9,646	$6,754

Supplemental Cash Flow Information
Fair value of assets acquired, net of cash acquired	$33,909	$655,537
Fair value of liabilities assumed	(3,354)	(229,966)
Purchase price funded with non-cash contributions	--	(92)
Cash paid to purchase businesses	$30,555	$425,479

Interest paid	$28,206	$24,359
Income taxes paid	$1,335	$2,427
See accompanying notes.

Prestige Brands International, LLC
Notes to Consolidated Financial Statements

1.	Business and Basis of Presentation

   Nature of Business
Prestige Brands International, LLC, (“Prestige International” or the “Company”) is an indirect wholly owned subsidiary of Prestige Brands Holdings, Inc. (“Prestige Holdings”) and the indirect parent company of Prestige Brands, Inc., the issuer of the 9.25% senior subordinated notes due 2012 (“Senior Notes”) and the borrower under the senior credit facility consisting of a Revolving Credit Facility, Tranche B Term Loan Facility and a Tranche C Term Loan Facility (together the “Senior Credit Facility”). Prestige International is a holding company with no assets or operations and is also the parent guarantor of the Senior Notes and Senior Credit Facility. Prestige Holdings and its subsidiaries are engaged in the marketing, sales and distribution of over-the-counter drug, personal care and household cleaning brands to mass merchandisers, drug stores, supermarkets and club stores primarily in the United States.

   Basis of Presentation
The unaudited consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements include all adjustments, consisting only of normal recurring adjustments that are considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. Operating results for the three and nine month periods ended December 31, 2005 are not necessarily indicative of results that may be expected for the year ending March 31, 2006. This financial information should be read in conjunction with the Company’s financial statements and notes thereto included in Amendment No. 2 to the Company’s Annual Report on Form 10-K/A for the year ended March 31, 2005.

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

Inventories
Inventories are stated at the lower of cost or fair value, where cost is determined by using the first-in, first-out method. The Company provides an allowance for slow moving and obsolete inventory.

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

Goodwill
The excess of the purchase price over the fair market value of assets acquired and liabilities assumed in acquisition transactions is classified as goodwill. In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“Statement”) No. 142, “Goodwill and Other Intangible Assets,” the Company does not amortize goodwill, but performs impairment tests of the carrying value at least annually.

Intangible Assets
Intangible assets are stated at cost less accumulated amortization. For intangible assets with finite lives, amortization is computed on the straight-line method over estimated useful lives ranging from five to 30 years.

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

Revenue Recognition
Revenues are recognized when the following revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists; (2) there is a fixed or determinable price; (3) the product has been shipped and the customer takes ownership and assumes risk of loss; and (4) collectibility of the resulting receivable is reasonably assured. The Company has determined that the transfer of risk of loss generally occurs when product is received by the customer and, accordingly, recognizes revenue at that time. Provision is made for estimated customer discounts and returns at the time of sale based on the Company’s historical experience.

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

Costs of Sales
Costs of sales include product costs, warehousing costs, inbound and outbound shipping costs, and handling and storage costs. Shipping, warehousing and handling costs were $7.3 million and $5.7 million for the three month periods ended December 31, 2005 and 2004, respectively, and $19.1 million and $16.9 million for the nine month periods ended December 31, 2005 and 2004, respectively.

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

Stock-based Compensation
During the three month period ended September 30, 2005, the Company adopted FASB, Statement No. 123(R), “Share-Based Payment” (“Statement No. 123(R)”) with the initial grants of Prestige Brands Holdings’ restricted stock and options to purchase common stock to employees and directors in accordance with the provisions of Prestige Brands Holdings’ Long-Term Equity Incentive Plan (“the Plan”). Statement No. 123(R) requires the Company to measure the cost of services to be rendered based on the grant-date fair value of the equity award. Compensation expense is to be recognized over the period which an employee is required to provide service in exchange for the award, generally referred to as the requisite service period. The Company recorded non-cash compensation charges of $0.1 million and $0.2 million during the three month and nine month periods ended December 31, 2005, respectively, for such grants.

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

Derivative Instruments
FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“Statement No. 133”), requires companies to recognize derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, a cash flow hedge or a hedge of a net investment in a foreign operation.

The Company has designated its derivative financial instruments as cash flow hedges because they hedge exposure to variability in expected future cash flows that are attributable to interest rate risk. For these hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same line item associated with the forecasted transaction in the same period or periods during which the hedged transaction affects earnings. Any ineffective portion of the gain or loss on the derivative instruments is recorded in results of operations immediately.

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

2.  Acquisition of Dental Concepts, LLC

On November 8, 2005, the Company completed the acquisition of the ownership interests of Dental Concepts, LLC (“Dental Concepts”), a marketer of therapeutic oral care products sold under “The Doctor’s®” brand. The Company expects that The Doctor’s® product line will benefit from its business model of outsourcing manufacturing and increasing awareness though targeted marketing and advertising. Additionally, the Company anticipates benefits associated with its ability to leverage certain economies of scale and the elimination of redundant operations. The results from operations of The Doctor’s® brand since the acquisition date are included within the Company’s financial statements as a component of the over-the-counter segment.

The purchase price of the ownership interests was approximately $30.5 million (net of cash acquired of $0.3), including fees and expenses of the acquisition of $0.5 million. The Company financed the acquisition price through the utilization of its senior revolving credit facility and with cash resources of $30.0 million and $0.5 million, respectively.

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition. The Company has obtained independent valuations of certain tangible and intangible assets; however, the final purchase price will not be determined until all valuations have been completed and all contingencies have been resolved. Consequently, the allocation of the purchase price is subject to refinement. At December 31, 2005, $3.0 million is being held in escrow pending the resolution of the aforementioned contingencies. Future disbursements from escrow will increase the amount recorded in the Company’s balance sheet as goodwill.

The fair values assigned to the net assets acquired consist of the following:

(In thousands)
Accounts receivable	$ 2,774
Inventory	1,852
Prepaid expenses and other assets	172
Property and equipment	174
Intangible assets	22,395
Goodwill	3,542
Funds in escrow	3,000
Accounts payable and accrued liabilities	(3,354)

$30,555

The allocation to intangible assets of $22.4 million relates solely to “The Doctor’s ®” brand trademark which the Company estimates to have a useful life of 20 years. At December 31, 2005, goodwill resulting from this transaction was $3.5 million. As discussed above, this recorded amount is subject to change as additional information becomes available; however, it is estimated that such amount will be fully deductible for income tax purposes.

The following table sets forth the unaudited results of the Company’s operations on a pro forma basis as if the acquisition of Dental Concepts had been completed on April 1, 2004.  It also includes the pro forma results from operations of Vetco, Inc., which was acquired in October 2004, as if the acquisition of Vetco, Inc. had been completed on April 1, 2004.  The pro forma financial information is not necessarily indicative of the operating results that the combined entities would have achieved had the acquisition been consummated on April 1, 2004, nor is it necessarily indicative of the operating results that may be expected for the year ending March 31, 2006.

	Three Months Ended December 31		Nine Months Ended December 31
(In thousands)	2005	2004	2005	2004

Revenues	$81,475	$76,275	$224,697	$227,274

Income before provision for income taxes	$15,057	$14,188	$36,343	$21,393

Net income	$9,242	$9,031	$22,168	$13,203

3. Accounts Receivable

The components of accounts receivable consist of the following (in thousands):
	December 31, 2005	March 31, 2005

Accounts receivable	$37,752	$36,985
Other receivables	1,163	835
	38,915	37,820
Less allowances for discounts, returns and uncollectible accounts	(2,904)	(1,902)

	$36,011	$35,918

4. Inventories

Inventories consist of the following (in thousands):
	December 31, 2005	March 31, 2005

Packaging and raw materials	$3,970	$3,587
Finished goods	29,712	21,246

	$33,682	$24,833

Inventories are shown net of allowances for obsolete and slow moving inventory of $1.6 million and $1.5 million at December 31, 2005 and March 31, 2005, respectively.

5. Property and Equipment

Property and equipment consist of the following (in thousands):
	December 31, 2005	March 31, 2005

Machinery	$3,338	$3,099
Computer equipment	928	771
Furniture and fixtures	303	244
Leasehold improvements	340	173
	4,909	4,287

Accumulated depreciation	(3,456)	(1,963)

	$1,453	$2,324

6. Goodwill

As discussed in Note 2 , the Company purchased the ownership interests of Dental Concepts in November 2005. The excess of the purchase price over the fair value of the assets acquired and the liabilities assumed has been recorded as goodwill.

A reconciliation of the activity affecting the carrying value of goodwill is as follows:

Balance - March 31, 2005	$294,731

Goodwill acquired in connection with the acquisition of Dental Concepts, LLC	3,542

Balance - December 31, 2005	$298,273

7. Intangible Assets

On October 28, 2005, the Company completed the acquisition of the “Chore Boy®” brand of cleaning pads and sponges. The purchase price of the Chore Boy® brand of $22.6 million, including direct costs of $0.4 million, has been allocated to indefinite lived intangible assets and a covenant not-to-compete of $22.6 million and $0.04 million, respectively.

Intangible assets consist of the following (in thousands):
	December 31, 2005
	Gross		Accumulated	Net
	Amount	Additions	Amortization	Amount

Indefinite lived trademarks	$522,346	$22,585	$--	$544,931

Amortizable intangible assets
Trademarks	94,900	22,395	(15,359)	101,936
Non-compete agreement	158	38	(42)	154
	95,058	22,433	(15,401)	102,090

	$617,404	$45,018	$(15,401)	$647,021

	March 31, 2005
	Gross		Accumulated	Net
	Amount	Additions	Amortization	Amount

Indefinite lived trademarks	$522,346	$--	$--	$522,346

Amortizable intangible assets
Trademarks	94,900		(8,775)	86,125
Non-compete agreement	158		(16)	142
	95,058	--	(8,791)	86,267

	$617,404	$--	$(8,791)	$608,613

At December 31, 2005, intangible assets are expected to be amortized over a period of five to 30 years as follows (in thousands):

Twelve Months Ending December 31
2006	$10,061
2007	10,061
2008	10,061
2009	9,013
2010	8,665
Thereafter	54,229

$102,090

8. Long-Term Debt

Long-term debt consists of the following (in thousands):	December 31, 2005	March 31, 2005

Senior revolving credit facility (“Revolving Credit Facility”), which expires on April 6, 2009, is available for maximum borrowings of up to $60.0 million. The Revolving Credit Facility bears interest at the Company’s option at either the prime rate plus a variable margin or LIBOR plus a variable margin. The variable margin ranges from 0.75% to 2.50% and at December 31, 2005, the interest rate on the Revolving Credit Facility was 8.75% per annum. The Company is also required to pay a variable commitment fee on the unused portion of the Revolving Credit Facility. At December 31, 2005, the commitment fee was 0.50% of the unused line. The Revolving Credit Facility is collateralized by substantially all of the Company’s assets.
	$25,000	$--

Senior secured term loan facility, (“Tranche B Term Loan Facility”) that bears interest at the Company’s option at either the prime rate or LIBOR plus a variable margin of 2.25%. At December 31, 2005, the weighted average applicable interest rate on the Tranche B Term Loan Facility was 6.34%. Principal payments of $933 and interest are payable quarterly. In February 2005, the Tranche B Term Loan Facility was amended to increase the amount available thereunder by $200.0 million, all of which is available at December 31, 2005. Current amounts outstanding under the Tranche B Term Loan Facility mature on April 6, 2011, while amounts borrowed pursuant to the amendment will mature on October 6, 2011. The Tranche B Term Loan Facility is collateralized by substantially all of the Company’s assets.
	366,563	369,360

Senior Subordinated Notes (“Senior Notes”) that bear interest at 9.25% which is payable on April 15th and October 15th of each year. The Senior Notes mature on April 15, 2012; however, the Company may redeem some or all of the Senior Notes on or prior to April 15, 2008 at a redemption price equal to 100%, plus a make-whole premium, and on or after April 15, 2008 at redemption prices set forth in the indenture governing the Senior Notes. The Senior Notes are unconditionally guaranteed by Prestige International and its wholly owned subsidiaries (other than the issuer). Each of these guarantees is joint and several. There are no significant restrictions on the ability of any of the guarantors to obtain funds from their subsidiaries.
	126,000	126,000

	517,563	495,360
Current portion of long-term debt	(3,730)	(3,730)

	$513,833	$491,630

The Revolving Credit Facility and the Tranche B Term Loan Facility (together the “Senior Credit Facility”) contain various financial covenants, including provisions that require the Company to maintain certain leverage ratios, interest coverage ratios and fixed charge coverage ratios. Additionally, the Senior Credit Facility contains provisions that restrict the Company from undertaking specified corporate actions, such as asset dispositions, acquisitions, dividend payments, changes of control, incurrence of indebtedness, creation of liens and transactions with affiliates. The Company was in compliance with its financial and restrictive covenants under the Senior Credit Facility at December 31, 2005.

Future principal payments required in accordance with the terms of the Senior Credit Facility and the Senior Notes are as follows (in thousands):

Twelve Months Ending December 31
2006	$3,730
2007	3,730
2008	3,730
2009	28,730
2010	3,730
Thereafter	473,913

$517,563

The Company entered into a 5% interest rate cap agreement with a financial institution to mitigate the impact of changing interest rates. The agreement provides for a notional amount of $20.0 million and terminates in June 2006. The Company also entered into interest rate cap agreements with another financial institution that became effective on August 30, 2005, with a total notional amount of $180.0 million and cap rates ranging from 3.25% to 3.75%. The agreements terminate on May 30, 2006, 2007 and 2008 as to $50.0 million, $80.0 million and $50.0 million, respectively. The Company is accounting for the interest rate cap agreements as cash flow hedges. The fair value of the interest rate cap agreements was $2.9 million at December 31, 2005.

9. Members’ Equity

In connection with the Prestige Brands Holdings’ IPO, the Board of Directors adopted the 2005 Long-Term Equity Incentive Plan (“the Plan”). The Plan provides for grants of stock options, restricted stock, restricted stock units, deferred stock units and other equity-based awards. Directors, officers and other employees of the Company and its subsidiaries, as well as others performing services for the Company, are eligible for grants under the Plan. At December 31, 2005, there were 4.7 million shares available for issuance under the Plan.

Pursuant to the provisions of the Plan, on July 29, 2005, each of the Company’s four independent members of the Board of Directors received an award of 6.2 thousand shares of Prestige Brands Holdings’ common stock in connection with Company’s directors’ compensation arrangements. Of such amount, 1.8 thousand shares represent a one-time grant of unrestricted shares, while the remaining 4.4 thousand shares represent restricted shares that vest over a two year period. The benefits, as well as the costs associated with these relationships were contributed to the Company.

On August 4, 2005, Frank Palantoni joined the Company as President and Chief Operating Officer. In connection therewith, the Board of Directors granted Mr. Palantoni 30.9 thousand shares of Prestige Brands Holdings’ restricted common stock and options to purchase an additional 61.8 thousand shares of Prestige Brands Holdings’ common stock at an exercise price of $12.95 per share. The options vest over a period of five years while the restricted shares will vest contingent upon the attainment of certain performance-based benchmarks. The benefits, as well as the costs associated with these relationships were contributed to the Company.

In September 2005, the Company repurchased 13.0 thousand shares of Prestige Brands Holdings’ restricted common stock from former employees pursuant to the provisions of the various employee stock purchase agreements. The average purchase price of the shares was $1.70 per share. The benefits associated with these transactions were contributed to the Company.

In October 2005, the Company’s Board of Directors authorized the grant of 156.0 thousand shares of Prestige Brands Holdings’ restricted stock with a fair market value of $12.32 per share, the closing price of the Company’s common stock on September 30, 2005, to employees. The issuance of such shares is contingent upon the Company’s attainment of certain revenue and earnings per share targets. Additionally, in the event that an employee terminates his or her employment with the Company prior to October 1, 2008, the vesting date, the shares will be forfeited. The benefits, as well as the costs associated with these relationships were contributed to the Company.

10. Related Party Transactions

The Company had entered in an agreement with an affiliate of GTCR Golder Rauner II, LLC (“GTCR”), a private equity firm and an investor in the Company, whereby the GTCR affiliate was to provide management and advisory services to the Company for an aggregate annual compensation of $4.0 million. The agreement was terminated in February 2005. During the three month and nine month periods ended December 31, 2004, the Company paid the affiliate of GTCR a management fee of $1.0 million and $2.9 million, respectively.

11. Income Taxes

Income taxes are recorded in the Company’s quarterly financial statements based on the Company’s estimated annual effective income tax rate. The effective rates used in the calculation of income taxes were 38.6% and 36.4% for the three month periods ended December 31, 2005 and 2004, respectively. For the nine month periods ended December 31, 2005 and 2004, the effective tax rates were 39.0% and 38.2%, respectively. The increase in the effective tax rate for the three month period ended December 31, 2005 results from the increase in the Company’s graduated federal income tax rate from 34% to 35%, due to the formation of the Company in February 2005 and the election to file a consolidated federal income tax return. The difference in the effective tax rates for the nine month periods ended December 31, 2005 and 2004 results primarily from the computation of taxes on a separate company basis during the nine month period ended December 31, 2004.

12. Commitments and Contingencies

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

On January 3, 2005, the Company was served with process by its former lead counsel in the Theodosakis litigation seeking $679,000 plus interest. The case was filed in the Supreme Court of New York and is styled as Dickstein Shapiro et al v. Medtech Products, Inc. In February 2005, the plaintiffs filed an amended complaint naming the Pecos Pharmaceutical Company as defendant. The Company has answered and filed a counterclaim against Dickstein and also filed a third party complaint against the Lexington Insurance Company, the Company’s product liability carrier. The Company believes that if there is any obligation to the Dickstein firm relating to this matter, it is an obligation of Lexington and not the Company.

The Company and certain of its officers and directors are defendants in a consolidated putative securities class action lawsuit filed in the United States District Court for the Southern District of New York (the “Consolidated Action”). The first of the six consolidated cases was filed on August 3, 2005. Plaintiffs purport to represent a class of shareholders of the Company who purchased shares between February 9, 2005 through November 15, 2005. Plaintiffs also name as defendants the underwriters in the Company’s initial public offering and a private equity fund that was a selling shareholder in the offering. The district court has appointed a Lead Plaintiff. On December 23, 2005, the Lead Plaintiff filed a Consolidated Class Action Complaint, which asserts claims under Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 and Sections 10(b), 20(a), and 20A of the Securities Exchange Act of 1934. The Lead Plaintiff generally alleges that the Company issued a series of materially false and misleading statements in connection with its initial public offering and thereafter in regard to the following areas: the accounting issues described in the Company’s press release issued on or about November 15, 2005; and the alleged failure to disclose that demand for certain of the Company’s products was declining and that the Company was planning to withdraw several products from the market. Plaintiffs seek an unspecified amount of damages. The Company intends to file a motion to dismiss the Consolidated Class Action Complaint on or about February 21, 2006. The Company’s management believes the allegations to be unfounded, will vigorously pursue its defenses, and cannot reasonably estimate the potential range of loss, if any.

On September 6, 2005, another putative securities class action lawsuit substantially similar to the initially-filed complaints in the Consolidated Action described above was filed against the same defendants in the Circuit Court of Cook County, Illinois (the “Chicago Action”). In light of the first-filed Consolidated Action, proceedings in the Chicago Action have been stayed until a ruling on defendants’ anticipated motions to dismiss the consolidated complaint in the Consolidated Action. The Company’s management believes the allegations to be unfounded, will vigorously pursue its defenses, and cannot reasonably estimate the potential range of loss, if any.

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

13. Concentrations of Risk

The Company’s sales are concentrated in the areas of over-the-counter pharmaceutical products, personal care products and household cleaning products. The Company sells its products to mass merchandisers, food and drug accounts, and dollar and club stores. During the three and nine month periods ended December 31, 2005, approximately 59.8% and 62.1%, respectively, of the Company’s total sales were derived from its four major brands while during the three and nine month periods ended December 31, 2004, approximately 64.7% and 64.6%, respectively, of the Company’s total sales were derived from these four brands. During the three and nine month periods ended December 31, 2005, approximately

20.0% and 22.4%, respectively, of the Company’s net sales were made to one customer, while during the three and nine month periods ended December 31, 2004, 27.7% and 28.1% of net sales were to this customer. At December 31, 2005, approximately 19.6% of accounts receivable were owed by one customer.

The Company manages product distribution in the continental United States through a main distribution center in St. Louis, Missouri. A serious disruption, such as a flood or fire, to the main distribution center could damage the Company’s inventories and could materially impair the Company’s ability to distribute its products to customers in a timely manner or at a reasonable cost. The Company could incur significantly higher costs and experience longer lead times associated with the distribution of its products to its customers during the time that it takes the Company to reopen or replace its distribution center. As a result, any such disruption could have a material adverse effect on the Company’s sales and profitability.

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

There were no inter-segment sales or transfers during the periods ended December 31, 2005 and 2004. The Company evaluates the performance of its product lines and allocates resources to them based primarily on contribution margin. The table below summarizes information about reportable segments (in thousands).

	Quarter Ended December 31, 2005
	Over-the-Counter	Personal	Household
	Drug	Care	Cleaning	Consolidated

Net sales	$42,051	$7,007	$30,771	$79,829
Other revenues	--	--	27	27

Total revenues	42,051	7,007	30,798	79,856
Cost of sales	15,821	3,954	18,951	38,726

Gross profit	26,230	3,053	11,847	41,130
Advertising and promotion	4,926	724	1,735	7,385

Contribution margin	$21,304	$2,329	$10,112	33,745
Other operating expenses				8,993

Operating income				24,752
Other income (expense)				(9,526)
Provision for income taxes				(5,881)

Net income				$9,345

	Nine Months Ended December 31, 2005
	Over-the-Counter	Personal	Household
	Drug	Care	Cleaning	Consolidated

Net sales	$116,199	$21,595	$78,783	$216,577
Other revenues	--	--	77	77

Total revenues	116,199	21,595	78,860	216,654
Cost of sales	43,044	12,307	47,873	103,224

Gross profit	73,155	9,288	30,987	113,430
Advertising and promotion	18,192	2,870	5,245	26,307

Contribution margin	$54,963	$6,418	$25,742	87,123
Other operating expenses				23,287

Operating income				63,836
Other income (expense)				(26,707)
Provision for income taxes				(14,481)

Net income				$22,648

	Quarter Ended December 31, 2004
	Over-the-Counter	Personal	Household
	Drug	Care	Cleaning	Consolidated

Net sales	$ 40,964	$ 7,612	$ 24,442	$ 73,018
Other revenues	--	--	25	25

Total revenues	40,964	7,612	24,467	73,043
Cost of sales	14,545	3,681	15,015	33,241

Gross profit	26,419	3,931	9,452	39,802
Advertising and promotion	3,357	797	1,014	5,168

Contribution margin	$23,062	$3,134	$8,438	34,634
Other operating expenses				8,295

Operating income				26,339
Other income (expense)				(11,994)
Provision for income taxes				(5,218)

Net Income				$9,127

	Nine Months Ended December 31, 2004
	Over-the-Counter	Personal	Household
	Drug	Care	Cleaning	Consolidated

Net sales	$113,067	$24,593	$73,970	$211,630
Other revenues	--	--	126	126

Total revenues	113,067	24,593	74,096	211,756
Cost of sales	44,075	12,800	47,445	104,320

Gross profit	68,992	11,793	26,651	107,436
Advertising and promotion	15,709	4,213	4,480	24,402

Contribution margin	$53,283	$7,580	$22,171	83,034
Other operating expenses				22,261

Operating income				60,773
Other income (expense)				(41,444)
Provision for income taxes				(7,392)

Net income				$11,937

During the nine month periods ended December 2005 and 2004, 97.9% and 97.7%, respectively, of sales were made to customers in the United States and Canada. No individual geographical area accounted for more than 10% of net sales in any of the periods presented. At December 31, 2005 and 2004, all of the Company’s long-term assets were located in the United States of America and have not been allocated between segments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Prestige Brands Holdings, Inc. (“the Company”), as the indirect holding company of Prestige Brands International, LLC (“Prestige International”) does not conduct ongoing business operations. As a result, the financial information for the Company and Prestige International is identical for the purposes of the discussion of operating results in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Prestige International is an indirect wholly owned subsidiary of the Company and the parent company of Prestige Brands, Inc., the issuer of our 9.25% senior subordinated notes due 2012 (“Senior Notes”) and the borrower under the senior credit facility, consisting of a Revolving Credit Facility, Tranche B Term Loan Facility and a Tranche C Term Loan Facility (together the “Senior Credit Facility”). Prestige International is also the parent guarantor of the obligations.

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

On October 28, 2005, we completed the acquisition of the “Chore Boy®” brand of cleaning pads and sponges. The purchase price of the Chore Boy® brand of $22.6 million, including direct costs of $0.4 million, has been allocated to indefinite lived intangible assets and a covenant not-to-compete of $22.6 million and $0.04 million, respectively. We purchased the Chore Boy brand with funds generated from operations.

On November 8, 2005, we completed the acquisition of the ownership interests of Dental Concepts, LLC, a marketer of therapeutic oral care products sold under “The Doctor’s®” brand. The purchase price of the ownership interests was approximately $30.5 million, including fees and expenses of the acquisition of $0.5 million. We financed the acquisition price through the utilization of our senior revolving credit facility and with cash resources of $30.0 million and $0.5 million, respectively.

We expect that both the Chore Boy and The Doctor’s® product lines will benefit from our business model of outsourcing manufacturing and increasing awareness though targeted marketing and advertising. Additionally, we anticipate benefits associated with our ability to leverage certain economies of scale and the elimination of redundant operations.

Quarterly Period Ended December 31, 2005 compared to the Quarterly
Period Ended December 31, 2004

Net Sales
Net sales for the period ended December 31, 2005 were $79.9 million compared to $73.0 million for the comparable period of 2004. This represented an increase of $6.9 million, or 9.3%, from the prior period. The Over-the-Counter Drug segment had net sales of $42.1 million for the period ended December 31, 2005, an increase of $1.1 million, or 2.7%, above net sales of $41.0 million for the period ended December 31, 2004. The Household Cleaning segment had net sales of $30.8 million for the period ended December 31, 2005, an increase of $6.3 million, or 25.9%, above net sales of $24.5 million for the period ended December 31, 2004. The Personal Care segment had net sales of $7.0 million for the period ended December 31, 2005, a decrease of $0.6 million, or 7.9%, below net sales of $7.6 million for the period ended December 31, 2004.

Over-the-Counter Drug Segment
Net sales in the Over-the-Counter Drug segment were $42.1 million for the period ended December 31, 2005 versus $41.0 million for the comparable period of 2004. This represented an increase of $1.1 million, or 2.7%, from the prior period. The sales increase is primarily attributed to “The Doctor’s®” brand which was acquired with the Dental Concepts acquisition in November 2005. Excluding sales related to The Doctor’s brand, net sales for this segment were down 1.6%. Strong sales gains for Little Remedies versus same period last year were offset by declines in the Chloraseptic, Clear eyes and Compound W brands. The gain in Little Remedies is attributed to increased consumer and professional advertising, expanded distribution and new items. The decline in Chloraseptic was a result of temporary supply issues with the relief strips product line. The Clear eyes sales decline is primarily a result of our having fulfilled backorders of the smaller size item during the period ending December 31, 2004. Retail movement for Clear eyes during the period ending December 31, 2004 was up due to the new items and media support. Compound W factory shipments during the 2005 period were down versus the same period last year, but on an improving trend from the two previous periods.

Personal Care Segment
Net sales of the Personal Care segment were $7.0 million for the period ended December 31, 2005 versus $7.6 million for the comparable period of 2004. This represented a decrease of $0.6 million, or 7.9%, from the prior period. The sales decrease is a result Denorex brand’s continued decline in consumer consumption.

Household Cleaning Segment
Net sales of the Household Cleaning segment were $30.8 million for the period ended December 31, 2005 versus $24.5 million for the comparable period of 2004. This represented an increase of $6.3 million, or 25.9%, from the prior period. The sales increase is a result the acquisition of the Chore Boy line of scrubbers and strong factory shipments of Comet and Spic and Span brands. The Chore Boy brand, which was acquired in October 2005, contributed $2.3 million of sales during the period. The increase in Comet sales is attributed to strong retail consumption of powder and sprays and expanded distribution of Comet Cream. The Spic and Span sales increase is a result of expanded distribution.

Gross Profit
Gross profit for the period ended December 31, 2005 was $41.1 million compared to $39.8 million for the comparable period of 2004. This represented an increase of $1.3 million, or 3.3%, from the prior period. The increase in gross profit is primarily a result of the increased sales activity. Gross profit as a percent of sales was 51.5% for the period ended December 31, 2005 versus 54.5% for the comparable period of 2004. The decrease in gross profit percentage is a result of higher petroleum costs and changes in product mix. The Household Cleaning segment’s sales, which have the lowest gross margin as a percent of sales of all the segments, represented 38.6% of the Company’s overall sales during the period versus 33.5% in the same period last year.

Over-the-Counter Drug Segment
Gross profit of the Over-the-Counter segment was $26.2 million for the period ended December 31, 2005 versus $26.4 million for the comparable period of 2004. This represented a decrease of $0.2 million, or 0.7%, from the prior period. Gross profit as a percent of sales was 62.4% for the period ended December 31, 2005 versus 64.5% for the comparable period of 2004. The decrease in gross profit percentage is a result of higher petroleum costs and changes in the sales mix.

Personal Care Segment
Gross profit of the personal care segment was $3.1 million for the period ended December 31, 2005 versus $4.0 million for the comparable period of 2004. This represented a decrease of $0.9 million, or 22.3%, from the prior period. Gross profit as a percent of sales was 43.6% for the period ended December 31, 2005 versus 51.6% for the comparable period of 2004. The gross profit decrease is due to the sales shortfall, increased costs of goods and higher transportation costs. The increased cost of goods is primarily a result of higher petroleum prices related to the Cutex product line, as well as higher costs associated with the increased “value” size for Denorex which was introduced last fall.

Household Cleaning Segment
Gross profit of the Household Cleaning segment was $11.8 million for the period ended December 31, 2005 versus $9.5 million for the comparable period of 2004. This represented an increase of $2.3 million, or 25.3%, from the prior period. The increase in gross profit is primarily a result of the increased sales activity. Gross profit as a percent of sales was 38.5% for the period ended December 31, 2005 versus 38.6% for the comparable period of 2004 as a result of increased transportation costs partially offset by changes in the product mix.

Contribution Margin
Contribution margin was $33.7 million for the period ended December 31, 2005 versus $34.6 million for the comparable period of 2004. This represented a decrease of $0.9 million, or 2.6%, from the prior period. The contribution margin decrease is a result of increased sales and gross margin as discussed above offset by a $2.2 million increase in advertising and promotion spending in the period ended December 31, 2005.

Over-the-Counter Drug Segment
Contribution margin of the Over-the-Counter drug segment was $21.3 million for the period ended December 31, 2005 versus $23.1 million for the comparable period of 2004. The contribution margin decrease is a result of the gross profit decline as discussed above plus a $1.6 million increase in advertising and promotion spending in the period ended December 31, 2005. Dental Concepts contributed $0.4 million to the increased advertising and promotion expenditures while the balance is a result of increased spending on Chloraseptic, Clear Eyes and Little Remedies during the period ended December 31, 2005.

Personal Care Segment
Contribution margin of the personal care segment was $2.3 million for the period ended December 31, 2005 versus $3.1 million for the comparable period of 2004. This represented a decrease of $0.8 million, or 25.7%, from the prior period. The contribution margin decrease is primarily the result of the gross profit decline discussed above, partially offset by a $0.1 million reduction in advertising and promotion spending in the period ended December 31, 2005.

Household Cleaning Segment
Contribution margin of the Household Cleaning segment was $10.1 million for the period ended December 31, 2005 versus $8.4 million for the comparable period of 2004. This represented an increase of $1.7 million, or 19.8%, from the prior period. The contribution margin increase is a result of the previously discussed gross profit increase, partially offset by a $0.7 million increase in advertising and promotion spending in the period ended December 31, 2005 related primarily to Comet media spending.

General and Administrative
General and administrative expenses were $6.2 million for the period ended December 31, 2005 versus $5.7 million for the comparable period of 2004. The increase is primarily due to accounting and legal fees associated with the special investigation conducted by the Board of Directors and the related restatement of the Company's historical financial results.

Depreciation and Amortization
Depreciation and amortization expense was $2.8 million for the period ended December 31, 2005 versus $2.6 million for the comparable period of 2004. The increase was primarily due to amortization of intangible assets related to the Dental Concepts acquisition.

Interest Expense, net
Net interest expense was $9.5 million for the period ended December 31, 2005 versus $12.0 million for the comparable period of 2004. This represented a decrease of $2.5 million, or 20.6%, from the prior period. The decrease in interest expense is due to the reduction of indebtedness outstanding, offset by higher interest rates on the remaining indebtedness.

Income Taxes
The income tax provision for the period ended December 31, 2005 was $5.9 million, with an effective rate of 38.6%, compared to $5.2 million, with an effective rate of 36.4% for period ended December 31, 2004. The increase in effective tax rate is primarily the result of an increase in the graduated federal income tax rate from 34% to 35%, effective March 31, 2005, due to the formation of the Company in February 2005 and the election to file a consolidated federal income tax return.

Nine Month Period Ended December 31, 2005 compared to the Nine Month
Period Ended December 31, 2004

Net Sales
Net sales for the nine month period ended December 31, 2005 were $216.7 million compared to $211.8 million for the comparable period of 2004. This represented an increase of $4.9 million, or 2.3%, from the prior period. The Over-the-Counter Drug segment had net sales of $116.2 million for the nine month period ended December 31, 2005, an increase of $3.1 million, or 2.8%, above net sales of $113.1 million for the nine month period ended December 31, 2004. The Household Cleaning segment had net sales of $78.9 million for the nine month period ended December 31, 2005, an increase of $4.8 million, or 6.4%, greater than net sales of $74.1 million for the nine month period ended December 31, 2004. The Personal Care segment had net sales of $21.6 million for the nine month period ended December 31, 2005, a decrease of $3.0 million, or 12.2%, below net sales of $24.6 million for the nine month period ended December 31, 2004.

Over-the-Counter Drug Segment
Net sales in the Over-the-Counter Drug segment were $116.2 million for the nine month period ended December 31, 2005 versus $113.1 million for the comparable period of 2004. This represented an increase of $3.1 million, or 2.8%, over the prior period. The sales increase resulted from year-over-year sales gains for the Chloraseptic and Clear Eyes brands, the acquisition of Dental Concepts in November 2005, the inclusion of Little Remedies for the entire 2005 fiscal period (Little Remedies was acquired in October 2004; therefore only two months of operations were included in the nine month period ended December 31, 2004.), partially offset by a decline in sales of Compound W, New Skin and Murine. Excluding the impact of acquisitions, net sales for the segment were down 4.9% for the nine month period ended December 31, 2005, versus the same period last year. The Chloraseptic and Clear Eyes gains are a result of continued strong retail consumer consumption during the period. The decline in Compound W is primarily a result of softness in the retail wart remover category. The decline in New Skin is a result of the drop in sales in the retail liquid bandage category. The decline in Murine is a result of decreased consumer consumption and lost distribution.

Personal Care Segment
Net sales of the Personal Care segment were $21.6 million for the nine month period ended December 31, 2005 versus $24.6 million for the comparable period of 2004. This represented a decrease of $3.0 million, or 12.2%, from the prior period. The sales decrease is primarily attributable to the Denorex brand’s continued decline in consumer consumption and lower Cutex sales due to softness in the nail polish remover category.

Household Cleaning Segment
Net sales of the Household Cleaning segment were $78.9 million for the nine month period ended December 31, 2005 versus $74.1 million for the comparable period of 2004. This represented an increase of $4.8 million, or 6.4%, over the prior period. The sales increase was the result of increased shipments of Comet and Spic and Span and the acquisition of the Chore Boy brand in October 2005, which contributed $2.3 million of the net sales increase. The increase in Comet sales is a result of improved consumer consumption of the powder, price increases on the powder items at the beginning of the fiscal year and increased distribution of Comet Cream. These gains were partially offset by the discontinuance of the Clean & Flush toilet bowl product. The Spic and Span sales increase is primarily due to distribution gains.

Gross Profit
Gross profit for the nine month period ended December 31, 2005 was $113.4 million compared to $107.4 million for the comparable period of 2004. This represented an increase of $6.0 million, or 5.6%, over the prior period. The nine month period ended December 31, 2004 included inventory step-up costs associated with the acquisitions of businesses of approximately $5.3 million versus $0.1 million for the nine month period ended December 31, 2005. Excluding costs associated with the inventory step-up in the period ended December 31, 2004, gross profit increased by $0.7, million or 0.7%, for the nine month period ended December 31, 2005. Gross profit as a percent of sales was 52.4% for the nine month period ended December 31, 2005 versus 50.7% for the comparable period of 2004. Excluding the inventory step-up charge, gross profit in the period ended December 31, 2004 was 53.3%. The decrease in gross profit as a percent of sales, excluding inventory step-up charge, is primarily a result of higher petroleum costs and changes in product mix.

Over-the-Counter Drug Segment
Gross profit for the Over-the-Counter segment was $73.2 million for the nine month period ended December 31, 2005 versus $69.0 million for the comparable period of 2004. This represented an increase of $4.2 million, or 6.0%, from the prior period. Excluding $2.7 million and $0.1 million of costs associated with the inventory step-ups in the nine month period ended December 31, 2004 and 2005, respectively, gross profit increased by $1.6 million, or 2.0%, for the nine month period ended December 31, 2005. Gross profit as a percent of sales was 63.0% for the nine month period ended December 31, 2005 versus 61.0% for the comparable period of 2004. Excluding the inventory step up charge for the nine month period ended December 31, 2004, gross profit in the prior period was 63.4%. The decrease in gross profit percentage is a result of higher petroleum costs.

Personal Care Segment
Gross profit of the personal care segment was $9.3 million for the nine month period ended December 31, 2005 versus $11.8 million for the comparable period of 2004. This represented a decrease of $2.5 million, or 21.2%, from the prior period. Excluding $0.2 million of costs associated with the inventory step-up in the nine month period ended December 31, 2004, gross profit decreased by $2.7 million, or 22.5%, for the nine month period ended December 31, 2005. Gross profit as a percent of sales was 43.0% for the nine month period ended December 31, 2005 versus 48.0% for the comparable period of 2004. Excluding the inventory step-up charge, gross profit in the period ended December 31, 2004 was 48.8%. The gross profit decrease is due to the sales shortfall, increased costs of goods and higher transportation costs. The increased cost of goods is primarily a result of higher petroleum prices related to the Cutex product line and the higher costs associated with the new Denorex “value size” which was introduced last fall.

Household Cleaning Segment
Gross profit of the Household Cleaning segment was $31.0 million for the nine month period ended December 31, 2005 versus $26.7 million for the comparable period of 2004. This represented an increase of $4.3 million, or 16.3%, from the prior period. Excluding $2.4 million of costs associated with the inventory step-up in the nine month period ended December 31, 2004, gross profit increased by $1.9 million, or 6.6%, for the nine month period ended December 31, 2005. The increase in gross profit is a result of the sales increase and a slight improvement in the gross profit as a percent of sales. Gross profit as a percent of sales was 39.3% for the period ended December 31, 2005 versus 36.0% for the comparable period of 2004. Excluding the inventory step-up charge, gross profit in the period ended December 31, 2004 was 39.2%. The gross profit percentage improvement is a result of discontinuance of the lower margin Clean & Flush toilet bowl product and sales of certain obsolete Spic and Span inventory in the nine month period ended December 31, 2004, partially offset by increased distribution costs related to rising fuel costs.

Contribution Margin
Contribution margin was $87.1 million for the nine month period ended December 31, 2005 versus $83.0 million for the comparable period of 2004. This represented an increase of $4.1 million, or 4.9%, from the prior period. The contribution margin increase is a result of higher sales and gross margin as discussed above, partially offset by a $1.9 million increase in advertising and promotion spending in the nine month period ended December 31, 2005. Excluding costs associated with the inventory step-up mentioned above, contribution margin decreased by $1.1 million or 1.2% for the nine month period ended December 31, 2005 versus the comparable period of 2004.

Over-the-Counter Drug Segment
Contribution margin for the Over-the-Counter drug segment was $55.0 million for the nine month period ended December 31, 2005 versus $53.3 million for the comparable period of 2004. Excluding costs associated with the inventory step-up mentioned above, contribution margin decreased by $0.9 million, or 1.6%, for the nine month period ended December 31, 2005 versus the comparable period of 2004. The contribution margin decrease is a result of the increase in sales and gross profit discussed above, offset by $2.5 million increase in advertising and promotion spending in the nine month period ended December 31, 2005. Advertising and promotion increased during the period as a result of the acquisitions of Little Remedies and The Doctor’s brands, as well as increased spending on Clear Eyes and Compound W.

Personal Care Segment
Contribution margin for the personal care segment was $6.4 million for the nine month period ended December 31, 2005 versus $7.6 million for the comparable period of 2004. This represented a decrease of $1.2 million, or 15.3%, from the prior period. Excluding costs associated with the inventory step-up mentioned above, contribution margin decreased by $1.4 million. The contribution margin decrease is a result of lower sales and gross margin as discussed above, partially offset by a $1.3 million reduction in advertising and promotion spending in the nine month period ended December 31, 2005. The reduction in advertising and promotion was primarily a result of a shift in Cutex advertising from television to print media and reduced spending behind Denorex.

Household Cleaning Segment
Contribution margin of the Household Cleaning segment was $25.7 million for the nine month period ended December 31, 2005 versus $22.2 million for the comparable period of 2004. This represented an increase of $3.5 million, or 16.1%, from the prior period. Excluding costs associated with the inventory step-up mentioned above, contribution margin increased by $1.1 million or 4.7% for the nine month period ended December 31, 2005 versus the comparable period of 2004. The contribution margin increase is a result of increased sales and gross margin as discussed above, partially offset by increased advertising and promotion spending of $0.8 million, or 17%, during the nine month period ended December 31, 2005. The increased advertising and promotion is primarily related to Comet media spending.

General and Administrative
General and administrative expenses were $15.2 million for the nine month period ended December 31, 2005 versus $15.1 million for the comparable period of 2004. Synergies achieved with the integration of the Medtech, Bonita Bay and Spic and Span acquisitions were offset by an increase in costs associated with being a public company, including, Sarbanes-Oxley reporting compliance, regulatory filings and legal fees. Additionally, during the period ended December 31, 2005, the Company incurred legal and accounting fees associated with the special investigation conducted by the Board of Directors and the related restatement of the Company’s historical financial results. The nine month period ended December 31, 2005 includes additional expenses associated with the integration of Little Remedies acquired in the October 2004 Vetco acquisition, and The Doctor’s brand acquired with the Dental Concepts acquisition completed in November 2005.

Depreciation and Amortization
Depreciation and amortization expense was $8.1 million for the nine month period ended December 31, 2005 versus $7.1 million for the comparable period of 2004. The increase was due to amortization of intangible assets related to the Vetco and Dental Concepts acquisitions.

Interest Expense, net
Net interest expense was $26.7 million for the nine month period ended December 31, 2005 versus $33.9 million for the comparable period of 2004. This represented a decrease of $7.2 million or 21.2% from the prior period. The decrease in interest expense is due to the reduction of indebtedness outstanding, offset by higher interest rates on the remaining indebtedness.

Loss on Extinguishment of Debt
Loss on extinguishment of debt was $0 for the nine month period ended December 31, 2005 versus $7.6 million for the comparable period of 2004. The $7.6 million for the nine month period ended December 31, 2004 is related to the write-off of deferred financing costs and debt discounts associated with the borrowings retired in connection with the Bonita Bay acquisition.

Income Taxes
The income tax provision for the nine month period ended December 31, 2005 was $14.5 million, with an effective rate of 39.0%, compared to $7.4 million, with an effective rate of 38.2% for the nine month period ended December 31, 2004.

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

Net cash provided by operating activities was $35.8 million for period ended December 31, 2005 compared to $39.9 million for comparable period of 2004. The $4.1 million decrease was primarily due to an increase in the aggregate of net income and non-cash items, offset by an increase in the components of working capital during the nine month period ended December 31, 2005. Net income of $22.6 million, adjusted for non-cash items of $21.6 million in 2005, compares to net income of $11.9 million, adjusted for non-cash items of $29.8 million for the period ended December 31, 2004. Non-cash items in 2004 included a $7.6 million loss on debt extinguishment. Working capital increased by $8.4 million for period ended December 31, 2005, primarily due to an increase in inventories of $7.0 million as a result higher than normal inventory levels of Compound W, an increase in accounts payable and accrued expenses of $4.4 million, partially offset by a decrease in accounts receivable of $2.7 million and prepaid expenses of $0.3 million.

Net cash used in investing activities was $53.6 million for period ended December 31, 2005 compared to net cash used of $425.7 million for the comparable period of 2004. The net cash used in investing activities for the December 31, 2005 period was primarily a result of the acquisitions of both Dental Concepts and the Chore Boy brand during the period. The net cash used in investing activities for the period ended December 31, 2004 was primarily for the acquisitions of Bonita Bay in April 2004 and Vetco in October 2004.

Net cash provided by financing activities was $22.1 million for the period ended December 31, 2005 compared to $389.1 million for the period ended December 31, 2004. Net cash provided by financing activities for December 31, 2005 was due to increased indebtedness as a result of $30.0 million of borrowings under the revolving credit facility to fund the Dental Concepts acquisition. The Company paid down $5.0 million of the outstanding revolving credit facility and $2.8 million of mandatory scheduled payments on the senior secured term loan facility during the nine months ended December 31, 2005. In the period ended December 31, 2004, to finance the acquisitions of Bonita Bay and Vetco, the Company borrowed $698.5 million and issued preferred units and common units of $58.7 million. The increase in debt was partially offset by the payment of deferred financing costs of $23.5 million, repayment of the debt incurred in February 2004 at the time of the Medtech/Denorex acquisition, the pay down of the revolving credit facility and scheduled payments on current debt which totaled $344.6 million.

Capital Resources
On February 15, 2005, the Company completed an initial public offering of common stock which resulted in net proceeds of $416.8 million. The proceeds were used to repay the $100.0 million outstanding under the Tranche C Term Loan Facility (plus a repayment premium of $3.0 million and accrued interest of $0.5 million as of February 15, 2005), and to redeem $84.0 million in aggregate principal amount of our existing 9.25% Senior Notes (plus a redemption premium of $7.8 million and accrued interest of $3.3 million as of March 18, 2005). Effective upon the completion of the initial public offering, we entered into an amendment to the credit agreement that, among other things, allows us to increase the indebtedness under our Tranche B Term Loan Facility by $200.0 million and allows for an increase in our Revolving Credit Facility up to a maximum of $60.0 million.

As of December 31, 2005, we had an aggregate of $517.6 million of outstanding indebtedness, which consisted of (i) an aggregate of $366.6 million of borrowings under the Tranche B Term Loan Facility, (ii) $126.0 million of 9.25% Senior Notes due 2012, and (iii) $25.0 million under the revolving credit facility. We had $35.0 million of borrowing capacity under the Revolving Credit Facility available at such time.

All loans under the Senior Credit Facility bear interest at floating rates, which can be either (i) based on the prime rate, or (ii) LIBOR rate, plus an applicable margin. As of December 31, 2005, an aggregate of $366.6 million was outstanding under the term loans at a weighted average interest rate of 6.3%.

On June 30, 2004, we paid $52 thousand for a 5% interest rate cap agreement with a notional amount of $20.0 million. The interest rate cap terminates in June 2006. On March 7, 2005, we paid $2.3 million for interest rate cap agreements that became effective August 30, 2005, with a total notional amount of $180.0 million and LIBOR cap rates ranging from 3.25% to 3.75%. The interest rate cap agreements terminate on May 30, 2006, 2007 and 2008 as to $50.0 million, $80.0 million and $50.0 million, respectively. The fair value of the interest rate cap agreements was $2.9 million at December 31, 2005.

The Tranche B Term Loan Facility matures in April 2011. We must make quarterly amortization payments on the term loan facility equal to 0.25% of the initial principal amount of the term loan. The Revolving Credit Facility matures and the commitments relating to the Revolving Credit Facility terminate in April 2009. The obligations under the Senior Credit Facility are guaranteed on a senior basis by Prestige International and all of its domestic subsidiaries, other than the issuer (Prestige Brands, Inc.), and are collateralized by substantially all of our assets.

The Senior Credit Facility contains various financial covenants, including financial covenants that require us to maintain certain leverage ratios, interest coverage ratios and fixed charge coverage ratios, as well as covenants restricting us from undertaking specified corporate actions, including asset dispositions, acquisitions, payment of dividends and other specified payments, changes of control, incurrence of indebtedness, creation of liens, making loans and investments and transactions with affiliates. Our Senior Notes require that adjusted EBITDA (as defined in the indenture governing such notes) be used as the basis for calculating our leverage and interest coverage ratios. We were in compliance with our financial and restrictive covenants under the credit facility at December 31, 2005.

Our principal sources of funds are anticipated to be cash flows from operating activities and available borrowings under the Revolving Credit Facility and Tranche B Term Loan Facility. We believe that these funds will provide us with sufficient liquidity and capital resources for us to meet our current and future financial obligations, as well as to provide funds for working capital, capital expenditures and other needs for at least the next 12 months. We regularly review acquisition opportunities and other potential strategic transactions, which may require additional debt or equity financing.

Commitments

As of December 31, 2005, we had ongoing commitments under various contractual and commercial obligations as follows:

Contractual Obligations	Total	Less than 1 Year	2 to 3 Years	4 to 5 Years	After 5 Years
		(in millions)
Long-term debt	$517.6	$3.7	$7.5	$32.5	$473.9

Interest on long-term debt (1)	243.7	36.3	69.7	68.8	68.9

Operating leases	1.4	0.5	0.8	0.1	--

Total Contractual Obligations	$762.7	$40.5	$78.0	$101.4	$542.8

(1)
Represents the estimated interest obligations on the outstanding balances of the Revolving Credit Facility, Tranche B Term Loan Facility and Senior Notes, together, assuming scheduled principal payments (based on the terms of the loan agreements) were made and assuming a weighted average interest rate of 7.16%. Estimated interest obligations would be different under different assumptions regarding interest rates or timing of principal payments. If interest rates on borrowings with variable rates increased by 1%, interest expense would increase approximately $3.9 million, in the first year.  However, given the protection afforded by the interest rate cap agreements, the impact of a one percentage point increase would be limited to $2.0 million.

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

Valuation of long-lived and intangible assets and goodwill
Pursuant to FASB Statement No. 141, “Business Combinations” (“Statement No. 141”) and Statement No. 142, “Goodwill and Other Intangible Assets” (“Statement No. 142”) goodwill and indefinite-lived intangible assets are no longer amortized, but must be tested for impairment at least annually. Intangible assets with finite lives are amortized over their respective estimated useful lives. We are required to make judgments regarding the value assigned to acquired intangible assets and their respective useful lives. Our determination of the values and lives was based on our analysis of the requirements of Statements No. 141 and No. 142, as well as an independent evaluation of such assets. We have determined that a significant portion of our trademarks have indefinite lives. If we determine that any of these assets has a finite life, we would amortize the value of that asset over the remainder of such finite life. Intangible assets with finite lives and other long-lived assets must also be evaluated for impairment when management believes that the carrying value of the asset will not be recovered. Adverse changes in market conditions or poor operating results could result in a future impairment charge. There were no impairments of goodwill, indefinite-lived intangible assets or other long-lived assets during the period ended December 31, 2005. Goodwill and other intangible assets amounted to $945.3 million at December 31, 2005.

Revenue Recognition
We comply with the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin 104 “Revenue Recognition,” which states that revenue should be recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the product has been shipped and the customer takes ownership and assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. The Company has determined that the transfer of risk of loss generally occurs when product is received by the customer and, accordingly, recognizes revenue at that time.

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

Inflation
Inflationary factors such as increases in the costs of raw materials, packaging materials, purchased product and overhead may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations for the periods referred to above, a high rate of inflation in the future may have an adverse effect on us and our operating results. The recent increase in crude oil prices has had an adverse impact on transportation costs, as well as, certain petroleum based raw materials and packaging material. Although the Company takes efforts to minimize the impact of inflationary factors, including raising prices to our customers, a high rate of pricing volatility associated with crude oil supplies may continue to have an adverse effect on our operating results.

Seasonality
The first quarter of our fiscal year typically has the lowest level of revenue due to the seasonal nature of certain of our brands relative to the summer and winter months. In addition, the first quarter is the least profitable quarter due the increased advertising and promotional spending to support those brands with a summer selling season, such as Compound W, Cutex and New Skin. The Company’s advertising and promotional campaign in the third quarter influence sales in the fourth quarter winter months. Additionally, the fourth quarter has the lowest level of advertising and promotional spending as a percent of revenue.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), including information within Management’s Discussion and Analysis of Financial Condition and Results of Operations. The following cautionary statements are being made pursuant to the provisions of the Act and with the intention to obtaining the benefits of the “safe harbor” provisions of the Act. Although we believe that our expectations are based on reasonable assumptions, actual results may differ materially from those in the forward looking statement.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in interest rates because our senior credit facility is variable rate debt. Interest rate changes, therefore, generally do not affect the market value of such debt, but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. At December 31, 2005, we had variable rate debt of approximately $366.6 million related to our Tranche B Term Loan and $25.0 million related to our Revolving Credit Facility. Holding other variables constant, including levels of indebtedness, a one percentage point increase in interest rates on our variable debt would have an adverse impact on pre-tax earnings and cash flows for the next year of approximately $3.9 million.

However, on June 30, 2004, we paid $52 thousand for a 5% interest rate cap agreement with a notional amount of $20.0 million that terminates in June 2006. Additionally, on March 7, 2005 we paid $2.3 million for interest rate cap agreements that became effective August 30, 2005, with a total notional amount of $180.0 million and LIBOR cap rates ranging from 3.25% to 3.75%. These interest rate cap agreements terminate on May 30, 2006, 2007 and 2008 as to $50.0 million, $80.0 million and $50.0 million, respectively. Given the protection afforded by the interest rate cap agreements, the impact on pre-tax earnings and cash flows during the next year of a one percentage point increase in interest rates would be limited to $2.0 million. The fair value of the interest rate cap agreements was $2.9 million at December 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.
The Company maintains disclosure controls and procedures that are designed to ensure that information relating to the Company and its consolidated subsidiaries required to be disclosed in the Company’s periodic filings under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported in a timely manner in accordance with the requirements of the Exchange Act, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of December 31, 2005. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer each concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2005.

Changes in Internal Control Over Financial Reporting.
During the quarter ended December 31, 2005, the Company implemented controls to remediate the material weaknesses in its internal control over financial reporting that arose from the Company’s inappropriate application of the requirements of SAB No. 104 with respect to revenue recognition, its failure classify promotions and allowances in accordance with the requirements of EITF 01-09, its failure to ensure that adjustments to deferred income taxes for increases in graduated federal income tax rates were timely recognized in the Company’s financial statements and its inaccurate computation of earnings per share, all of which were reported in the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005, filed with the SEC on November 29, 2005. More specifically the Company:

•	Appointed a Corporate Controller who reports to the Company’s Chief Financial Officer.

•	Engaged an independent tax consultant, who reports directly to the Corporate Controller, to provide guidance with regard to the determination of corporate tax obligations.

•
Implemented procedures and controls (including ongoing training) to ensure that assumptions and guidelines relative to shipments to customers are properly monitored and analyzed, and to ensure that revenue is recorded after risk of loss has passed to the customer in accordance with the requirements of SAB No. 104.

•
Implemented procedures and controls (including ongoing training) to ensure that the pricing component of promotions and allowances is properly identified, analyzed and recorded as a reduction of revenues in accordance with the requirements of EITF 01-09.

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

There have been no other changes in the Company's internal control over financial reporting that occurred during the Company's third fiscal quarter that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

On January 3, 2005, the Company was served with process by its former lead counsel in the Theodosakis litigation seeking $679,000 plus interest. The case was filed in the Supreme Court of New York and is styled as Dickstein Shapiro et al v. Medtech Products, Inc. In February 2005, the plaintiffs filed an amended complaint naming the Pecos Pharmaceutical Company as defendant. The Company has answered and filed a counterclaim against Dickstein and also filed a third party complaint against the Lexington Insurance Company, the Company’s product liability carrier. The Company believes that if there is any obligation to the Dickstein firm relating to this matter, it is an obligation of Lexington and not the Company.

The Company and certain of its officers and directors are defendants in a consolidated putative securities class action lawsuit filed in the United States District Court for the Southern District of New York (the “Consolidated Action”). The first of the six consolidated cases was filed on August 3, 2005. Plaintiffs purport to represent a class of shareholders of the Company who purchased shares between February 9, 2005 through November 15, 2005. Plaintiffs also name as defendants the underwriters in the Company’s initial public offering and a private equity fund that was a selling shareholder in the offering. The district court has appointed a Lead Plaintiff. On December 23, 2005, the Lead Plaintiff filed a Consolidated Class Action Complaint, which asserts claims under Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 and Sections 10(b), 20(a), and 20A of the Securities Exchange Act of 1934. The Lead Plaintiff generally alleges that the Company issued a series of materially false and misleading statements in connection with its initial public offering and thereafter in regard to the following areas: the accounting issues described in the Company’s press release issued on or about November 15, 2005; and the alleged failure to disclose that demand for certain of the Company’s products was declining and that the Company was planning to withdraw several products from the market. Plaintiffs seek an unspecified amount of damages. The Company intends to file a motion to dismiss the Consolidated Class Action Complaint on or about February 21, 2006. The Company’s management believes the allegations to be unfounded, will vigorously pursue its defenses, and cannot reasonably estimate the potential range of loss, if any.

On September 6, 2005, another putative securities class action lawsuit substantially similar to the initially-filed complaints in the Consolidated Action described above was filed against the same defendants in the Circuit Court of Cook County, Illinois (the “Chicago Action”). In light of the first-filed Consolidated Action, proceedings in the Chicago Action have been stayed until a ruling on defendants’ anticipated motions to dismiss the consolidated complaint in the Consolidated Action. The Company’s management believes the allegations to be unfounded, will vigorously pursue its defenses, and cannot reasonably estimate the potential range of loss, if any.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no equity securities sold by the Company during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act of 1933, as amended.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.  EXHIBITS

See Exhibit Index immediately following signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Dated: February 14, 2006		PRESTIGE BRANDS HOLDINGS, INC.
Registrant
	By:	/s/ PETER J. ANDERSON
	Name:	Peter J. Anderson
	Title:	Chief Financial Officer

Dated: February 14, 2006		PRESTIGE BRANDS INTERNATIONAL, LLC
Registrant
	By:	/s/ PETER J. ANDERSON
	Name:	Peter J. Anderson
	Title:	Chief Financial Officer

Exhibit Index

10.1

Unit Purchase Agreement among Prestige Brands Holdings, Inc. and Dental Concepts, LLC, Richard Gaccione, Combined Consultants DBPT Gordon Wade, Douglas A.P. Hamilton, Islandia L.P., George O’Neill, Abby O’Neill, Michael Porter, Marc Cole and Michael Lesser, dated November 9, 2005

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