Form 10-K
period 2006-03-31
Prestige Brands International, LLC; Prestige Brands Holdings, Inc.
filed 2006-06-14
CIK 1295522, 1295947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal year ended March 31, 2006

or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______

PRESTIGE BRANDS HOLDINGS, INC.

Delaware (State or other jurisdiction of incorporation or organization)	20-1297589 (I.R.S. Employer Identification No.)	001-32433 (Commission File Number)
(Exact name of Registrant as specified in its charter)
PRESTIGE BRANDS INTERNATIONAL, LLC

Delaware (State or other jurisdiction of incorporation or organization)	20-0941337 (I.R.S. Employer Identification No.)	333- 117152-18 (Commission File Number)
(Exact name of Registrant as specified in its charter)

90 North Broadway Irvington, New York 10533 (Address of Principal Executive Offices)	(914) 524-6810 (Registrants’ telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class:	Name on each exchange on which registered:
Common Stock, Prestige Brands Holdings, Inc., par value $.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Prestige Brands International, LLC meets the conditions set forth in general instructions (I) (1) (a) and (b) of Form 10-K and is therefore filing this Annual Report on Form 10-K with the reduced disclosure format.

Indicate by check mark if each registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities
Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Prestige Brands Holdings, Inc.	Yes ☐	No ☒
Prestige Brands International, LLC	Yes ☒	No ☐

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

	Large Accelerated Filer	Accelerated Filer	Non Accelerated Filer
Prestige Brands Holdings, Inc.		X
Prestige Brands International, LLC			X

Indicate by check mark whether either Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter ended September 30, 2005 was $409.6 million.

As of June 7, 2006, Prestige Brands Holdings, Inc. had 50,055,776 shares of common stock outstanding. As of such date, Prestige International Holdings, LLC, a wholly-owned subsidiary of Prestige Brands Holdings, Inc., owned 100% of the uncertificated ownership interests of Prestige Brands International, LLC.

Documents Incorporated by Reference

Portions of the Registrant’s Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders (the "2006 Proxy Materials”) are incorporated by reference into Part III of this Annual Report on Form 10-K.

TABLEOF CONTENTS

Part I.
In this Annual Report on Form 10-K, unless the context requires otherwise, the terms “we,” “us,” “our,” the “Company” and “Prestige Holdings” refer to Prestige Brands Holdings, Inc., a Delaware corporation, with our consolidated subsidiaries and any predecessor entities unless the context requires otherwise. The term “Prestige International” refers to Prestige Brands International, LLC and its subsidiaries, unless the context requires otherwise. In addition, in this Annual Report on Form 10-K, any reference to a year (e.g., “2005”) means our fiscal year ended March 31 of that year.

ITEM 1. BUSINESS

Overview

We sell well-recognized, brand name over-the-counter drug, household cleaning and personal care products. We operate in niche segments of these categories where we can use the strength of our brands, our established retail distribution network, a low-cost operating model and our experienced management team as a competitive advantage to grow our presence in these categories and, as a result, grow our sales and profits. Our thirteen major brands, set forth in the table below, have strong levels of consumer awareness and retail distribution across all major channels. These brands accounted for approximately 93% of our net sales for 2006.

Major Brands	Market Position (1)	Market Segment	Market Share (1)	ACV(1)
			(%)	(%)
Over-the-Counter Drug:
Chloraseptic®	#1	Liquid Sore Throat Relief	49.1%	95%
Clear eyes®	#2	Redness Relief	14.4	88
Compound W®	#2	Wart Removal	33.4	88
The Doctor’s® NightGuard™	#1	Bruxism (Teeth Grinding)	99.4	51
Murine®	#3	Personal Ear Care	13.0	65
Little Remedies®(2)	N/A		N/A	70
New-Skin®	#1	Liquid Bandages	36.6	85
Dermpoplast®	#2	Pain Relief Sprays	29.5	68

Household Cleaning:
Comet®	#2	Abrasive Tub and Tile Cleaner	30.4	98
Chore Boy®	#1	Soap Free Metal Scrubbers	34.9	40
Spic and Span®	#6	All Purpose Cleaner	2.4	62

Personal Care:
Cutex®	#1	Nail Polish Remover	28.8	94
Denorex®	#4	Medicated Shampoo	7.5	68

(1)
Source: Information Resources, Inc. “Market share” or “market position” is based on sales dollars in the United States, as calculated by Information Resources for the 52 weeks ended March 19, 2006. “ACV” refers to the All Commodity Volume Food Drug Mass Index, as calculated by Information Resources for the 52 weeks ended March 19, 2006. ACV measures the weighted sales volume of stores that sell a particular product out of all the stores that sell products in that market segment generally. For example, if a product is sold by 50% of the stores that sell products in that market segment, but those stores account for 85% of the sales volume in that market segment, that product would have an ACV of 85%. We believe that ACV is a measure of a product’s importance to major retailers. We believe that a high ACV evidences a product’s attractiveness to consumers, as major national and regional retailers will carry products that are attractive to their customers. Lower ACV measures would indicate that a product is not as available to consumers because the major retailers do not carry products for which consumer demand may not be as high. For these reasons, we believe that ACV is an important measure for investors to gauge consumer awareness of the Company’s product offerings.

(2)	Market share information for market segments in which Little Remedies products compete is not available from Information Resources.

Our products are sold through multiple channels, including mass merchandisers and drug, grocery, dollar and club stores. This channel mix allows us to effectively launch new products across all distribution channels and reduces our exposure to any single distribution channel. We focus our internal resources on marketing, sales, customer service and product development. While we perform the production planning and oversee the quality control aspects of the manufacturing, warehousing and distribution of our products, we outsource the operating elements of these functions to well-established, lower-cost, third-party providers. This operating model allows us to focus our resources on marketing and product development, which we believe enables us to achieve attractive margins while minimizing capital expenditures and working capital requirements.

We have grown our brand portfolio by acquiring strong and well-recognized brands from larger consumer products and pharmaceutical companies, as well as other brands from smaller private companies. While the brands we have purchased from larger consumer products and pharmaceutical companies have long histories of support and brand development, we believe that at the time we acquired them they were considered “non-core” by their previous owners and did not benefit from the focus of senior level management or strong marketing support. We believe that the brands we have purchased from smaller private companies have been constrained by the limited resources of their prior owners. After acquiring a brand, we seek to increase its sales, market share and distribution in both new and existing channels through our established retail distribution network. We pursue this growth through increased advertising and promotion, new marketing strategies, improved packaging and formulations and innovative new products. Our business and business model, however, are faced with various risks that are described in “Risk Factors” in Item 1A of this Annual Report on Form 10-K.

Competitive Strengths

Diversified Portfolio of Well-Recognized and Established Brands
We own and market well-recognized brands, many of which were established over 60 years ago. Our diverse portfolio of products provides us with multiple sources of growth and minimizes our reliance on any one single category. We provide significant marketing support to our brands in order to grow our sales and our long-term profitability. The industry categories in which we sell our products, however, are highly competitive. These markets include numerous national manufacturers, distributors, marketers and retailers, many of which have greater resources than we do and may be able to spend more aggressively on advertising and marketing, which may have an adverse effect on our competitive position.

Strong Competitor in Attractive, Niche Categories
We strategically choose to compete in niche product categories that address recurring consumer needs and that we believe are considered “non-core” to larger consumer products and pharmaceutical companies. We believe we are well positioned in these categories due to the long history and consumer awareness of our brands, our strong market positions and our low-cost operating model. However, a significant increase in the number of product introductions by our competitors in these niche markets could have an adverse effect on our sales and operating results.

Proven Ability to Develop and Introduce New Products
We focus our marketing and product development efforts on identifying underserved consumer needs and then designing products that directly address those needs. Recent product introductions that addressed an identified consumer need include: Clear eyes Triple Action Relief, formulated to remove redness, moisturize and relieve irritation; Clear eyes for Dry Eyes ACR Relief, for long lasting relief from pollen, dust and ragweed; Dermoplast Poison Ivy Treatment, a non-irritating wash that controls the itch and removes oils that cause the rash; Little Tummys Gripe Water, a herbal supplement with ginger and fennel for safe, gentle relief of infant colic, hiccups and upset stomach; Murine® Homeopathic Allergy Eye Relief, Tired Eye Relief, and Earache Relief, formulated to promote the body’s natural ability to relieve allergy symptoms, tired eyes and ear pain. Although line extensions and new product introductions are important to the overall growth of a brand, our efforts in this regard may reduce sales of existing products within that brand. In addition, certain of our product introductions may not be successful, such as Little Teethers® Oral Pain Relief Swabs, a new product under the Little Remedies product line, which we introduced in February 2005 and discontinued in February 2006.

Efficient Operating Model
We focus our internal resources on marketing, sales, customer service and product development. While we directly manage the production planning and quality control aspects of the manufacturing, warehousing and distribution of our products, we outsource the operating elements of these functions to well-established, lower-cost, third-party providers. This approach allows us to benefit from third-party economies of scale and maintain a highly variable cost structure, with low overhead, limited working capital requirements and minimal investment in capital expenditures. During 2006, our aggregate gross margin was approximately 53%, while our general and administrative expenses and our capital expenditures represented less than 8% and 1% of net sales, respectively. Our operating model, however, requires us to depend on third-party providers for manufacturing and logistics services. The inability or unwillingness of our third-party providers to supply or ship our products may have a material adverse effect on our business, financial condition and results from operations.

Management Team with Proven Ability to Acquire, Integrate and Grow Brands
Our management team has significant experience in consumer product marketing, sales, product development and customer service. We have grown the business through acquisition, integration and expansion of the brands purchased. Unlike many larger consumer products companies which we believe often entrust their smaller brands to rotating junior employees, we dedicate experienced managers to specific brands, and these managers remain with those brands as they grow and evolve. Because the Company has fewer than 90 employees, we seek more experienced people to carry the substantial responsibility of brand management.

Growth Strategy

Our growth strategy is to focus on our marketing, sales, customer service and product development efforts in order to continue to enhance our brands and drive growth. We plan to execute this strategy through:

•	Investing in Advertising and Promotion.
We will continue to invest in advertising and promotion to drive the growth of our brands. Our marketing strategy is focused primarily on consumer-oriented programs that include media advertising, targeted couponing programs and in-store advertising. While the absolute level of marketing expenditures differs by brand and category, we typically have increased the amount of investment in our brands after acquiring them. For example, after the acquisition of the Little Remedies line of products in October 2004, we expanded consumer promotion programs and increased advertising, which resulted in domestic annual brand sales growth of approximately 14% during 2006. Given the competition in our industry, however, there is a risk that our marketing efforts may not result in increased sales and profitability, or allow us to maintain these increased sales and profitability levels once attained.

•	Growing our Categories and Market Share with Innovative New Products
Our strategy is to broaden the categories in which we participate and our share within those categories through ongoing product innovation. For example, we followed our successful launch in 2005 of an artificial tears product called Clear eyes for Dry Eyes with another innovative product called Clear eyes® Triple Action Relief, formulated to remove redness, moisturize and relieve irritation, which we expect to increase the Clear eyes brand’s market share in the eye care category. While there is a risk that new product introductions may at times be offset to varying degrees by reduced sales of existing products, our goal is to grow the overall sales of our brands.

•	Increasing Distribution Across Multiple Channels
Our broad distribution base ensures that our products are well positioned across all available channels and that we are able to participate in changing consumer retail trends. Recently, we expanded our sales in wholesale club stores, introducing customized packaging and sizes of our products designed specifically for this higher growth channel. For example, Comet has grown approximately 18% in this channel during 2006. There is a risk however, that we may not be able to maintain or enhance our relationships across distribution channels, which could adversely impact our sales and profitability.

•	Growing Our International Business
We intend to increase our focus on growing our international business. International sales outside of North America represent approximately 3% of our net sales for 2006. In addition to Clear eyes, Murine and Chloraseptic which are currently sold internationally, we entered into a licensing agreement with The Procter & Gamble Company to market the Comet brand in Eastern Europe. Since a number of our other brands have previously been sold internationally, we intend to expand the number of brands sold through our existing international distribution network and are actively seeking additional distribution partners for further expansion into other international markets. There is a risk that increasing our focus on international growth may divert attention and resources from implementing our domestic business strategy.

•	Pursuing Strategic Acquisitions
We have an active corporate development program and intend to continue to pursue strategic add-on acquisitions that enhance our product portfolio. Our management team has a long track record of successfully identifying, acquiring and integrating new brands and we seek to acquire highly complementary, recognized brands in attractive categories and channels. For example, during 2006, we purchased the Chore Boy brand, which competes in the scrubber and sponge sector of the household cleaning segment, and The Doctor’s brand, which competes in the dental accessories sector of the oral health category, where we previously had a limited presence. We believe we have a strong pipeline of attractive acquisition candidates, and that our strong cash flow will enhance our ability to successfully pursue these acquisitions. We believe our business model will allow us to integrate these future acquisitions in an efficient manner, while also providing opportunities to realize significant cost savings. There is a risk, however, that our operating results could be adversely affected in the event we do not realize all of the anticipated operating synergies and cost savings from any future acquisitions, or we do not successfully integrate such acquisitions. In addition, provisions in our senior credit facility and the indenture governing our senior notes may limit our ability to engage in strategic acquisitions.

Market Position

Approximately 74% of our net sales from 2006 were from brands with a number one or number two market position, which include Chloraseptic, Clear eyes, Chore Boy, Comet, Compound W, Cutex, Dermoplast, The Doctor’s and New-Skin.

See “Market, Ranking and Other Data” on page 14 of this document for information regarding market share and ACV calculations.

Our History

Originally formed in 1996, as a joint venture of Medtech Labs and The Shansby Group, to acquire over-the-counter drug brands from American Home Products, our Company has been led since 2001 by our chairman, and then chief executive officer, Peter Mann, and chief financial officer, Peter Anderson. Since 2001, our Company’s portfolio of brand name products has expanded from over-the-counter drugs to include household cleaning and personal care products. We have added brands to our portfolio principally by acquiring strong and well-recognized brands from larger consumer products and pharmaceutical companies. In February 2004, GTCR Golder Rauner II, LLC, a private equity firm, acquired our business from the original founders, as well as the Spic and Span business, with Messrs. Mann and Anderson continuing to lead the management team. In this Annual Report on Form 10-K, we refer to this acquisition as the “Medtech acquisition.” In August 2005, Frank Palantoni joined the Company as President and Chief Operating Officer to broaden and enhance the senior management team and position the Company for continued growth. Mr. Palantoni brings extensive experience in consumer products marketing and administration. Effective April 2006, Mr. Palantoni was elected as President and Chief Executive Officer. Peter Mann remains Chairman of the Board.

In April 2004, we acquired Bonita Bay Holdings, Inc., the parent holding company of Prestige Brands International, Inc. which conducted its business under the “Prestige” name. After we completed the Bonita Bay acquisition, we began to conduct our business under the “Prestige” name. In this Annual Report on Form 10-K, we refer to the acquisition of Bonita Bay as the “Bonita Bay acquisition.” The Bonita Bay portfolio included the following major brands: Chloraseptic, Comet, Clear eyes and Murine.

In October 2004, we acquired the rights to the Little Remedies brands through our purchase of Vetco, Inc. Vetco is engaged in the development, distribution and marketing of pediatric over-the-counter healthcare products, primarily marketed under the Little Remedies brand name. Vetco’s products include Little Noses® nasal products, Little Tummy’s® digestive health products, Little Colds® cough/cold remedies and Little Remedies New Parents Survival Kits. The Little Remedies products deliver relief of common childhood ailments without unnecessary additives such as saccharin, alcohol, artificial flavors, coloring dyes or harmful preservatives. We have successfully integrated this business into the Company’s operations. In this Annual Report on Form 10-K, we refer to the acquisition of Vetco as the “Vetco acquisition.”

In February 2005, we raised $448.0 million through an initial public offering of 28.0 million shares of common stock. The net proceeds of the offering were $416.8 million after deducting $28.0 million of underwriters’ fees and $3.2 million of offering expenses. The net proceeds of $416.8 million plus $3.0 million from our revolving credit facility and $8.8 million of cash on hand were used to repay $100.0 million of our existing senior indebtedness (plus a repayment premium of $3.0 million and accrued interest of $0.5 million), to redeem $84.0 million in aggregate principal amount of our existing 9 1/4% senior subordinated notes (plus a redemption premium of $7.8 million and accrued interest of $3.3 million), to repurchase an aggregate of 4.7 million shares of our common stock held by the investment funds affiliated with GTCR Golder Rauner, LLC (“GTCR”) and TCW/Crescent Mezzanine, LLC (“TWC/Crescent”) for $30.2 million, and to contribute $199.8 million to our subsidiary, Prestige International Holdings, LLC, which was used to redeem all of its outstanding senior preferred units and class B preferred units. We did not receive any of the proceeds from the sale of 4.2 million shares by the selling stockholders as a result of our underwriters exercising their over-allotment options.

In October 2005, we acquired the rights to the “Chore Boy®” brand of metal cleaning pads, scrubbing sponges, and non-metal soap pads. The brand has over 84 years of history in the scouring pad and cleaning accessories categories. We believe this brand will benefit from our business model and create synergies in our household cleaning segment. In this Annual Report on Form 10-K, we refer to the acquisition of Chore Boy as the “Chore Boy acquisition.”

In November 2005, we acquired Dental Concepts, LLC (“Dental Concepts”), a marketer of therapeutic oral care products sold under “The Doctor’s®” brand. The business is driven primarily by two niche segments, bruxism (nighttime teeth grinding) and interdental cleaning. The Doctor’s® NightGuard™ brand is the first and only FDA-approved OTC treatment for bruxism and The Doctor’s® BrushPicks™ are disposable interdental toothpicks. We expect that The Doctor’s® product line will benefit from our business model of outsourcing manufacturing and increasing awareness though targeted marketing and advertising. Additionally, we anticipate benefits associated with our ability to leverage certain economies of scale and the elimination of redundant operations. We have successfully integrated this business into the Company’s operations. In this Annual Report on Form 10-K, we refer to the acquisition of The Doctor’s® brand as the “Dental Concepts acquisition.”

Products

We conduct our operations through three principal business segments: (i) over-the-counter drug, (ii) household cleaning and (iii) personal care.

Over-the-Counter Drug Segment

Our portfolio of over-the-counter drugs consists primarily of Clear eyes, Murine, Chloraseptic, Compound W, the Little Remedies line of pediatric healthcare products, The Doctor’s brand of oral care products and first aid products such as New-Skin and Dermoplast. Our other brands in this category include Percogesic®, Momentum®, Freezone®, Mosco®, Outgro®, Sleep-Eze®, Compoz® and Heet®. In 2006, the over-the-counter drug segment accounted for 54.3% of our net sales.

Clear eyes and Murine
The Clear eyes and Murine brands were purchased from Abbott Laboratories in December 2002. Since its introduction in 1968, the Clear eyes brand has been marketed as an effective eye care product that helps take redness away and helps moisturize the eye. Clear eyes has an ACV of 88%. In February 2006, the Company introduced Clear eyes Triple Action Relief, and in March the Clear eyes for Dry Eyes line was expanded with a new seasonal relief product, Clear eyes plus ACR Relief. The Murine brand is over 100 years old and its products consist of lubricating, soothing eye drops and ear wax removal aids. The brand was expanded into redness relief in March 2006 with the introduction of Murine for Redness Relief. Additionally, a new line of Murine homeopathic products was announced in January 2006 and launched in April 2006. Clear eyes, Murine Eye Care and Murine Ear Care are leading brands in the over-the-counter personal eye and ear care categories. The 0.5 oz. size of Clear eyes redness relief eye drops is the number two selling product in the eye redness relief category and Clear eyes is the number two brand in that category with 14.4% market share. The ear drop category is composed of products that loosen earwax, treat trapped water (swimmer’s ear) and treat ear aches. Murine is the number three ear care brand with 13.0% market share.

Chloraseptic
Chloraseptic was acquired in March 2000 from Procter & Gamble and was originally developed by a dentist in 1957 to relieve sore throats and mouth pain. Chloraseptic’s 6 oz. cherry liquid sore throat spray is the number one selling product in the sore throat liquids/sprays segment. The Chloraseptic brand has an ACV of 95% and is number one in sore throat liquids/sprays with a 49.1% market share.

Historically, Chloraseptic products were limited to sore throat lozenges and traditional sore throat sprays that were stored and used at home. Since its acquisition, the Chloraseptic product line has been expanded to include portable sprays, gargle, mouth pain sprays and relief strips. The relief strip product was introduced in July 2003 and combines popular dissolvable strips with Chloraseptic’s professionally recommended medicine. These product introductions enable us to market Chloraseptic products as a system, encourage consumers to buy multiple types of Chloraseptic products, and increase volume for the entire product line.

Compound W
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

Compound W is the number two wart removal brand in the United States with a 33.4% market share and an ACV of 88%. Since Compound W’s acquisition, we have successfully expanded the wart remover category and enhanced the value associated with the Compound W brand by introducing several new products. In July 2003, we introduced a cryogenic wart removal product, Compound W Freeze Off, which allows consumers to use a wart freezing treatment similar to that used by doctors. Compound W Freeze Off has achieved high trade acceptance. We have also extended the Compound W brand by introducing Fast Acting Liquid, One Step Pads for Kids, Waterproof One Step Pads and Invisible Strips Pads.

The Doctor’s
The Doctor’s® is a line of products designed to help consumers who are highly engaged in oral care wellness to maintain good oral hygiene in between dental office visits. The product line was purchased from Dental Concepts, LLC in November 2005. The business is driven primarily by two niche segments, bruxism (nighttime teeth grinding) and interdental cleaning. The Doctor’s® NightGuard™ brand is the first and only FDA-approved OTC treatment for bruxism and The Doctor’s® BrushPicks™ are disposable interdental toothpicks. The Doctor’s® OraPik™ is a permanent, interdental pick and mirror. The entire line is distributed in the leading food, drug and mass merchandiser retailers and has experienced sales growth in excess of the dental accessories category.

Little Remedies
We acquired the Little Remedies brand in November 2004. Little Remedies markets a full line of pediatric over-the-counter products including:

Little Noses
Little Noses was first introduced to the market in 1992 and is marketed as a product for the relief of childhood nasal discomfort, containing no alcohol, saccharin, artificial flavors or coloring dyes. The Little Noses product line consists of saline nasal spray/drops, decongestant nose drops, a nasal aspirator for the removal of mucous from nasal passages and moisturizing nasal gel.

Little Colds
Little Colds was first introduced in 2001 and is marketed as a product for the relief of childhood cold symptoms, containing no alcohol, saccharin, artificial flavors or coloring dyes. The Little Colds product line includes five different products consisting of (i) a multi-symptom cold relief formula, (ii) a dissolvable sore throat relief strips, (iii) sore throat relief Saf-T-Pops®, (iv) a cough relief formula, and (v) a combined decongestant plus cough relief formula.

Little Tummy’s
Little Tummy’s was first introduced in 1994 and is marketed as a product for the relief of childhood stomach discomfort, containing no alcohol, saccharin, artificial flavors or coloring dyes. The Little Tummy’s product line consists of gas relief drops, laxative drops and a nausea relief aid.

New-Skin
The brand has a long heritage, with the core product believed by management to be over 100 years old. New-Skin products consist of liquid bandages for small cuts and scrapes that are designed to replace traditional bandages in an effective and easy to use form. Each New-Skin product works by drying and creating a thin, clear, protective covering when applied to the skin. New-Skin competes in the liquid bandage segment of the first aid bandage category. Within this segment, New-Skin has a 36.8% market share and an 85% ACV.

Dermoplast
We acquired Dermoplast from American Home Products in 1996. Dermoplast is an aerosol spray anesthetic for minor topical pain that was traditionally a “hospital-only” brand dispensed to mothers after giving birth. The primary use in hospitals is for post episiotomy pain, post-partum hemorrhoid pain, and for the relief of female genital itching.

Since Dermoplast’s acquisition, we have introduced retail versions of the product, a move that has approximately doubled the size of the business. Dermoplast enjoys broad distribution across the drug and mass merchandise channels, with an ACV of 68%. In addition to the traditional hospital uses mentioned above, Dermoplast offers sanitary, convenient first aid relief for pain and itching from minor skin irritations, including sunburn, insect bites, minor cuts, scrapes and burns. Dermoplast is currently offered in two formulas: regular strength and antibacterial strength. In February 2006, Dermoplast Poison Ivy Treatment was introduced as the only poison ivy wash that also contains over-the-counter medicine.

Household Cleaning Segment

Our portfolio of household cleaning brands includes the Comet, Spic and Span and Chore Boy brands. For 2006, the household cleaning segment accounted for 36.3% of our net sales.

Comet
We acquired Comet from Procter & Gamble in October 2001. Comet was originally introduced in 1956 and is one of the most widely recognized household cleaning brands, with an ACV of 98%. Comet products include different varieties of cleaning powders, sprays and cream, some of which are abrasive and some of which are non-abrasive. Comet competes in the abrasive and non-abrasive tub and tile cleaner sub-category of the household cleaning category that includes abrasive powders and non-abrasive liquids, sprays, creams and gels. The non-abrasive tub and tile cleaner segment is more fragmented and competitive than the abrasive sector and we have been attempting to build momentum in our efforts to increase Comet’s market share in the non-abrasive tub and tile cleaner sector through focused advertising and promotions, including free-standing insert coupons and television advertising.

Since the Comet acquisition, we have expanded the brand’s distribution, increased advertising and promotion and implemented focused marketing initiatives. We have introduced new fragrances, including Comet Lavender Powder Abrasive Cleanser and Comet Orange, extended the brand into underdeveloped demographic targets; and employed new packaging, including Comet Soft Cleanser Cream multi-pack and Comet Soft Cleanser Cream 8oz., to extend the brand into underdeveloped trade channels and to increase usage.

Chore Boy
The Chore Boy brand of scrubbing pads and sponges was initially launched in the 1920's. We acquired the Chore Boy brand in October 2005. Over the years the line has grown to include metal and non-metal scrubbers that are used for a variety of household cleaning tasks. While many of the brand’s products find use in the kitchen, with cooking clean up in particular, they are also used in clean up jobs in the home work shop, garage, and other areas, including outdoor grill cleaning. The newest additions to the line, launched in 2004, consist of patented mesh materials that clean most surfaces without scratching. Chore Boy products currently are sold in food stores, by mass merchandisers, and in hardware and convenience stores.

Spic and Span
Spic and Span was introduced in 1925 and is marketed as the complete home cleaner with two product lines consisting of dilutables and hard surface sprays for counter tops and glass, each of which can be used for multi-room and multi-surface cleaning. Since we acquired the brand from Procter & Gamble in January 2001, the product line has grown from eight to 33 separate items and we have expanded distribution into new channels such as dollar stores.

Personal Care Segment

Our major personal care brands include Denorex dandruff shampoo, Cutex nail products and Prell® shampoo. Other portfolio brands in this segment include EZO® denture cushion, Oxipor VHC® skin-care lotion, Cloverine® skin salve, Zincon® shampoo and Kerodex® barrier cream. In 2006, the personal care segment accounted for 9.4% of our net sales.

Denorex
We acquired Denorex from American Home Products in February 2002. The Denorex brand was originally launched in 1971 and has strong consumer awareness as an effective solution to scalp problems, as illustrated by its ACV of 68%. Denorex competes in the therapeutic segment of the dandruff shampoo category and holds a 7.5% market share. The current lineup of Denorex products includes Daily, for moderate dandruff sufferers and for those with more serious dandruff conditions, Extra Strength, Extra Strength with Conditioner, Therapeutic Strength and Therapeutic Strength with Conditioner.

Cutex
Cutex is an established and trusted brand of nail polish remover. Cutex, with an ACV rating of 94%, has four product lines: Quick and Gentle Liquid Nail Polish Remover, Cutex Essential Care® Advanced Liquid, Essential Care® Advanced Nail Polish Remover Pads and Essential Care® Twister Nail Polish Remover.

Cutex is the number one brand in the nail polish remover category and has a leading 28.8% market share. The main competition comes from a number of private label brands, which collectively have a 50.0% market share.

Prell
We acquired Prell from Procter & Gamble in November 1999. Prell, which competes in the shampoo category, was launched in 1947 and is a highly recognized shampoo brand. The shampoo category is fragmented and populated by hundreds of brands. The fragmented nature of the shampoo category places a premium on distribution and brand recognition and positioning. We believe Prell has a loyal base of consumers seeking shampoo at the mid-price point segment.

For financial information concerning our business segments, please refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation and Note 17 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Marketing and Sales

Our marketing approach is based upon the acquisition and rebuilding of established consumer brands that possess, what we believe to be, significant brand value and unrealized potential. Our marketing objective is to increase sales and market share by developing and executing professionally designed, creative and cost-effective advertising and promotional programs. After we acquire a brand, we implement a brand building strategy that uses the brand’s existing consumer awareness to maximize sales of current products and grows the brand through product innovation. This brand building process involves the evaluation and enhancement of the existing brand name, the development and introduction of innovative new products and the professional execution of support programs. All new product concepts are thoroughly researched before launch. To ensure consistent growth, brands are supported by an integrated trade, consumer and advertising effort, although advertising is used selectively. Recognizing that financial resources are limited, we allocate our resources to focus on those brands that show the greatest opportunities for growth and financial success. Brand priorities vary from year-to-year and generally revolve around the introduction of new items.

Customers

Our senior management team and dedicated sales force strive to maintain long-standing relationships with our top 50 domestic customers, which accounted for approximately 78% of our combined gross sales for 2006. Our sales management team consists of eight people, who focus on our key customer relationships. We also contract with third party sales management organizations that interface directly with our remaining customers and report directly to members of our sales management team.

We enjoy broad distribution across each of the major retail channels, including mass merchandisers, drug, food, dollar and club stores. The following table sets forth the percentage of gross sales to our top 50 customers across our five major distribution channels during 2004, 2005 and 2006:

	Percentage of Gross Sales to Top 50 Customers (1)
Channel of Distribution	2004	2005	2006
Mass	37.8%	39.1%	39.1%
Food	26.1	23.0	22.4
Drug	23.4	23.9	23.1
Dollar	7.2	9.4	9.6
Club	4.6	2.8	3.3
Other	0.9	1.8	2.5

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

Our principal customer relationships include Wal-Mart, Walgreens, CVS, Target and Dollar General. For 2006, our top five and ten customers accounted for approximately 41% and 51% of our gross sales, respectively. No single customer other than Wal-Mart accounted for more than 10% of our gross sales in the most recent fiscal year and none of our other top five customers accounted for less than 3.0% of our gross sales for the most recent fiscal year. Our top fifteen customers each purchase products from virtually all of our major product lines.

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
Sam’s Club
BJ’s Wholesale Club

Outsourcing and Manufacturing

In order to maximize our competitiveness and efficiently allocate our resources, third party manufacturers fulfill all of our manufacturing needs. We have found that contract manufacturing maximizes our flexibility and responsiveness to industry and consumer trends while minimizing the need for capital expenditures. We select contract manufacturers based on what we believe to be the best overall value, and we take into account factors such as depth of services, the management team, manufacturing flexibility, regulatory compliance and competitive pricing. We also conduct thorough reviews of each potential manufacturer’s facilities, quality standards, capacity and financial stability. We generally only purchase finished products from our manufacturers.

Our primary contract manufacturers provide comprehensive services, from product development through the manufacturing of finished goods, and are responsible for such matters as production planning, product research and development, procurement, production and quality testing. The manufacturer is responsible for almost all capital expenditures and works with us to develop improved packaging and promotional offers. In most instances, we provide our contract manufacturers with guidance in the form of product development, performance criteria, regulatory guidance, sourcing of packaging materials and monthly master production schedules. This management approach results in minimal capital expenditures and maximizes our cash flow, which is reinvested to support our marketing initiatives or used for brand acquisitions and/or to repay outstanding indebtedness.

We have relationships with over 40 third-party manufacturers. Of those, our top 10 manufacturers produce items that accounted for 81% of our gross sales for 2006. We do not have long-term contracts with the manufacturers of products that account for approximately 34% of our gross sales for 2006. Not having manufacturing agreements for these products exposes us to the risk that the manufacturer could stop producing our products at any time, for any reason or fail to provide us with the level of products we need to meet our customers’ demands. Should one or more of our manufacturers stop producing product on our behalf, it could have a material adverse effect on our business, financial condition and results from operations

Our largest suppliers of manufactured goods for 2006 included Vijon Laboratories, Abbott Laboratories, Kolmar Canada, Procter & Gamble, OraSure Technologies and Humco Holdings. We enter into manufacturing agreements for a majority of our products by sales volume, each of which vary based on the third-party manufacturer and the products being supplied. These agreements explicitly outline the manufacturer’s obligations and product specifications with respect to the brand or brands being produced. The manufacturing agreements are typically one to seven years in duration and prices under these agreements generally are established annually and subject to quarterly adjustments for changes to raw material and packaging costs. Labor cost increases are generally limited to increases in the consumer price index. All of our other products are manufactured on a purchase order basis. Orders are generally based on batch sizes and result in no long-term obligations or commitments.

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

We manage product distribution in the mainland United States through one facility located in St. Louis, owned and operated by The Arthur Wells Group. The Arthur Wells Group handles all finished goods storage through their Warehousing Specialists subsidiary (“WSI”) and all customer shipments through their Nationwide Logistics subsidiary (“NLI”), as well as the receipt and disposition of customer returns.

The Storage and Handling Agreement provides that, for a term of thirty-six months, WSI shall provide warehouse services, including without limitation, storage, handling and shipping with respect to our full line of products. The Transportation Management Agreement provides that, for a term of thirty-six months, NLI shall provide complete management services, claims administration, proof of delivery, procurement, report generation, and automation and tariff compliance services with respect to our full line of products. The WSI and NLI agreements started in June 2005 and August 2005, respectively.

If Warehousing Specialists or Nationwide Logistics abruptly stopped providing storage or logistics services to us, our business operations could suffer a temporary disruption while a new services provider was engaged. We believe this process could be completed quickly and any temporary disruption resulting therefrom would have an insignificant effect on our operating results and financial condition. However, a serious disruption, such as a flood or fire, to our distribution center could damage our inventory and could materially impair our ability to distribute our products to customers in a timely manner or at a reasonable cost. We could incur significantly higher costs and experience longer lead times associated with distributing our products to our customers during the time that it takes for us to reopen or replace our distribution center. As a result, any such serious disruption could have a material adverse effect on our business, financial condition and results from operations.

Competition

The business of selling brand name consumer products in the over-the-counter drug, household cleaning and personal care categories is highly competitive. These markets include numerous manufacturers, distributors, marketers and retailers that actively compete for consumers’ business both in the United States and abroad. Many of these competitors are larger and have substantially greater resources than we do, and may therefore have the ability to spend more aggressively on advertising and marketing and to respond more effectively to changing business and economic conditions. If this were to occur, our sales, operating results and profitability would be adversely affected.

Our principal competitors vary by industry category. Competitors in the over-the counter drug category include Pfizer, maker of Visine®, which competes with our Clear eyes and Murine brands; McNeill-PPC, maker of Tylenol® Sore Throat, which competes with our Chloraseptic brand; Schering-Plough, maker of Dr. Scholl’s®, which competes with our Compound W brand; Johnson & Johnson, maker of BAND-AID® Brand Liquid Bandage, which competes with our New-Skin brand; GlaxoSmithKline, maker of Debrox®, which competes with our Murine brand; and Sunstar America, Inc maker of GUM® line of oral care products, which competes with The Doctor’s brand.

Competitors in the household cleaning category include Henkel, maker of Soft Scrub®, and Clorox, maker of Tilex®, each of which competes with our Comet brand, Clorox’s Pine Sol®, which competes with our Spic and Span brand and 3M, maker of Scotch-Brite and O-Cel-O®, which competes with our Chore Boy brand.

Competitors in the personal care category include Johnson & Johnson, maker of T-Gel® shampoo, which competes with our Denorex brand, and Del Laboratories, maker of Sally Hansen®, which competes with our Cutex brand.

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

Regulation

Product Regulation
The formulation, manufacturing, packaging, labeling, distribution, importation, sale and storage of our products are subject to extensive regulation by various federal agencies, including the Food and Drug Administration (“FDA”), the Federal Trade Commission (“FTC”), the Consumer Product Safety Commission (“CPSC”), the Environmental Protection Agency (“EPA”), and by various agencies of the states, localities and foreign countries in which our products are manufactured, distributed and sold. Regulatory issues are handled internally by management and an experienced FDA consultant. Our operations team works closely with our third-party providers on quality matters and makes frequent site visits. When and if the FDA chooses to audit a particular facility that is manufacturing one of our products, we are notified immediately and updated on the progress of the audit as it proceeds. As part of our quality control process, we monitor the compliance of our manufacturers with FDA regulations and perform periodic audits to ensure such compliance. Our management intends to continue this procedure across all of our brands. This continual evaluation process ensures that our manufacturing processes and products are of the highest quality and in compliance with all known regulatory requirements. If we or our manufacturers fail to comply with applicable regulations, we could become subject to significant claims or penalties, which could have a material adverse effect our business, financial condition and results from operations. In addition, the adoption of new regulations or changes in the interpretations of existing regulations may result in significant additional compliance costs or discontinuation of product sales and may have a material adverse effect on our business, financial condition and results from operations.

All of our over-the-counter drug products are regulated pursuant to the FDA’s monograph system. The monographs, both tentative and final, set out the active ingredients and labeling indications that are permitted for certain broad categories of over-the-counter drug products. When the FDA has finalized a particular monograph, it has concluded that a properly labeled product formulation is generally recognized as safe and effective and not misbranded. A tentative final monograph indicates that the FDA has not made a final determination about products in a category to establish safety and efficacy for a product and its uses. However, unless there is a serious safety or efficacy issue, the FDA will typically exercise enforcement discretion and permit companies to sell products conforming to a tentative final monograph until the final monograph is published. Products that comply with either final or tentative final monograph standards do not require pre-market approval from the FDA.

In accordance with the Federal Food, Drug and Cosmetic Act (“FDC Act”) and FDA regulations, the manufacturing processes of our third party manufacturers must also comply with the FDA’s current Good Manufacturing Processes (“cGMPs”). The FDA inspects our facilities and those of our third party manufacturers periodically to determine if we and our third party manufacturers are complying with cGMPs.

Other Regulations
We are also subject to a variety of other regulations in various foreign markets, including regulations pertaining to import/export regulations and antitrust issues. To the extent we decide to commence or expand operations in additional countries, we may be required to obtain an approval, license or certification from the country’s ministry of health or comparable agency. We must also comply with product labeling and packaging regulations that may vary from country-to-country. Government regulations in both our domestic and international markets can delay or prevent the introduction, or require the reformulation or withdrawal, of some of our products. Our failure to comply with these regulations can result in a product being removed from sale in a particular market, either temporarily or permanently. In addition, we are subject to FTC and state regulations, as well as foreign regulations, relating to our product claims and advertising. If we fail to comply with these regulations, we could be subject to enforcement actions and the imposition of penalties which could have a material adverse effect on our business, financial condition and results from operations.

Intellectual Property

We own a number of trademark registrations and applications in the United States, Canada and other foreign countries. The following are some of the most important registered trademarks we own in the United States: Chloraseptic, Chore Boy, Clear Eyes, Cinch, Cloverine, Comet, Compound W, Compound W Freeze-Off, Compoz, Cutex, The Doctor’s, Denorex, Dermoplast, Essential Care, Freezone, Heet, Kerodex , Little Remedies, Longlast, Momentum, Mosco, Murine, New-Skin, Outgro, Oxipor, Percogesic, Prell, Simple Pad, Simplegel, Sleep-Eze, Spic and Span, Vacuum Grip and Zincon. In addition, we have an exclusive royalty bearing license to use the EZO trademark in the United States for the ten year term ending on December 31, 2012, at which time we shall have the right to purchase the trademark for $1,000. While we own the U.S. trademark registration for Kerodex, we have an obligation to pay royalties to Unilever/Scientific with respect to the manufacture and sale of barrier creams sold in the United States under the Kerodex trademark. This royalty obligation, at 1% of Kerodex sales, will continue as long as we make, use or sell these products in the United States.

Our trademarks and trade names are how we convey that the products we sell are “brand name” products. Our ownership of these trademarks and trade names enables us to prevent others from using them and allows us to compete based on the value associated with them. Enforcing our proprietary rights in these trademarks and trade names, however, is expensive. If we are not able to effectively enforce our rights, others may be able to dilute our trademarks and trade names and hurt the value that our customers associate with our brands, which could have a material adverse effect on our business, financial condition and results from operations.

As part of the acquisition of the Clear eyes and Murine product lines from Abbott Laboratories in 2002, specified country closings were scheduled to take place after 2003 in order for the parties to obtain the necessary regulatory approvals in those countries. While a number of those closings have occurred and the trademark registrations and applications in such countries have been assigned to us, we and Abbott are still in the process of executing separate agreements to effect assignments of trademark registrations and applications for the Clear eyes and Murine trademarks in certain countries that represent smaller markets for these products.

Other intellectual property rights were acquired from Procter & Gamble and Abbott Laboratories when we acquired the trademarks related to the Comet, Chloraseptic, Clear eyes, Murine and Prell product lines; however, we did not in each case obtain title to all of the intellectual property used to manufacture and sell those products. Therefore, we are dependent upon Procter & Gamble, Abbott Laboratories and other third parties for intellectual property used in the manufacture and sale of certain of our products. For example, we rely on third parties for intellectual property relating to Comet products, Chloraseptic strips, Prell shampoo, Spic and Span dilutables, Cinch spray, and Compound W Freeze Off. We have licenses for such intellectual property or manufacturing agreements with the owners of such intellectual property. However, if we are unable to maintain these arrangements, we would have to establish new arrangements with different licensors or manufacturers. If this were to occur, we could experience disruptions in our business and our ability to meet customer demand could be constrained, each of which could have a material adverse effect on our business, financial condition and results from operations.

We have granted MF Distributions, Inc. an exclusive license (with an option to purchase) to sell Spic and Span and Cinch products in Canada for a royalty. In 2003, we assigned our Italian trademark applications and registrations for Spic and Span and Cinch to Conter, S.p.A., and entered into a concurrent use agreement with Conter with respect to such marks. Conter is also a licensee of the Spic and Span trademark in Benelux, Portugal, Romania and Malta.

We have licensed to Procter & Gamble the right to use the Comet, Spic and Span and Chlorinol® trademarks in the commercial/institutional/industrial segment in the United States and Canada until 2019. We have also licensed to Procter & Gamble the Comet and Chlorinol brands in Russia and specified Eastern European countries until 2015.

Seasonality

The first quarter of our fiscal year typically has the lowest level of revenue due to the seasonal nature of certain of our brands relative to the summer and winter months. In addition, the first quarter is the least profitable quarter due the increased advertising and promotional spending to support those brands with a summer selling season, such as Compound W, Cutex and New-Skin. The Company’s advertising and promotional campaigns in the third quarter influence sales in the fourth quarter winter months. Additionally, the fourth quarter typically has the lowest level of advertising and promotional spending as a percent of revenue.

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

For EDI transactions, we use Gentran, software acquired from Sterling Commerce, which is one of the most widely used packages for EDI in the United States. The above systems, along with our highly experienced staff located in Jackson, Wyoming and Irvington, New York, give us the capability to add brands or entire companies to the portfolio in a seamless fashion.

Employees

We employed 87 individuals as of March 31, 2006. None of our employees are party to collective bargaining agreements. Management believes that its relations with its employees are good.

Backlog Orders

The Company had no backlog orders as of March 31, 2006.

Market Ranking and Other Data

The data included in this Annual Report on Form 10-K regarding market share and ranking, including our position and the position of our competitors within these markets, are based on data generated by the independent market research firm, Information Resources, Inc., which we refer to as “Information Resources.” Information Resources reports retail sales in the food, drug and mass merchandise markets. Information Resources data for the mass merchandise market, however, does not include Wal-Mart, which ceased providing sales data to Information Resources in 2001. Although Wal-Mart represents a significant portion of the mass merchandise market for us, as well as our competitors, we believe that Wal-Mart’s exclusion from Information Resources data does not significantly change our market share or ranking relative to our competitors.

Unless otherwise indicated, all references in this Annual Report on Form 10-K to “market share” or “market position” are based on sales in the United States, as calculated by Information Resources for the 52 weeks ended March 19, 2006.

“ACV” refers to the All Commodity Volume Food Drug Mass Index, as calculated by Information Resources for the 52 weeks ended March 19, 2006. ACV measures the weighted sales volume of stores that sell a particular product out of all the stores that sell products in that market segment generally. For example, if a product is sold by 50% of the stores that sell products in that market segment, but those stores account for 85% of the sales volume in that market segment, that product would have an ACV of 85%. We believe that ACV is a measure of a product’s importance to major retailers. We believe that a high ACV evidences a product’s attractiveness to consumers, as major retailers will carry products which are demanded by its customers. Lower ACV measures would indicate that a product is not as available to consumers because major national and regional retailers do not carry products for which consumer demand may not be as high. For these reasons, we believe that ACV is an important measure for investors to gauge consumer awareness in the Company’s product offerings.

Available Information

Our Internet address is www.prestigebrandsinc.com. We make available free of charge on or through our Internet website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, and the Proxy Statement furnished in connection with our annual stockholders’ meetings, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). The information found on our website shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933, as amended (the “Securities Act”), or under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall not otherwise be deemed filed under such Acts. Information on our Internet website does not constitute a part of this Annual Report on Form 10-K and is not incorporated herein by reference.

We have adopted a Code of Conduct Policy, Code of Ethics for Senior Financial Employees, Complaint Procedures for Accounting and Auditing Matters, Corporate Governance Guidelines, Audit Committee Pre-Approval Policy, and Charters for our Audit, Compensation and Nominating and Corporate Governance Committees. We will provide to any person without charge, upon request, a copy of the foregoing materials. Any requests for the foregoing documents from us should be made in writing to Prestige Brands Holdings, Inc., 90 North Broadway, Irvington, New York 10533, Attention: Secretary. We intend to disclose future amendments to the provisions of the foregoing documents, policies and guidelines and waivers therefrom, if any, on our Internet website and/or through the filing of a Current Report on Form 8-K with the SEC to the extent required under the Exchange Act.

ITEM 1A. RISK FACTORS

The high level of competition in our industry could adversely affect our sales, operating results and profitability.

The business of selling brand name consumer products in the over-the-counter drug, household cleaning and personal care categories is highly competitive. These markets include numerous manufacturers, distributors, marketers and retailers that actively compete for consumers’ business both in the United States and abroad. Many of these competitors are larger and have substantially greater resources than we do, and may therefore have the ability to spend more aggressively on advertising and marketing and to respond more effectively to changing business and economic conditions. If this were to occur, it could have a material adverse effect on our business, financial condition and results from operations.

Our principal competitors vary by industry category. Competitors in the over-the counter drug category include Pfizer, maker of Visine®, which competes with our Clear eyes and Murine brands; McNeill-PPC, maker of Tylenol® Sore Throat, which competes with our Chloraseptic brand; Schering-Plough, maker of Dr. Scholl’s®, which competes with our Compound W brand; Johnson & Johnson, maker of BAND-AID® Brand Liquid Bandage, which competes with our New-Skin brand; GlaxoSmithKline, maker of Debrox®, which competes with our Murine brand; and Sunstar America, Inc maker of GUM® line of oral care products, which competes with our The Doctor’s brand.

Competitors in the household cleaning category include Henkel, maker of Soft Scrub®, and Clorox, maker of Tilex®, each of which competes with our Comet brand, Clorox’s Pine Sol®, which competes with our Spic and Span brand and 3M, maker of Scotch-Brite® and O-Cel-O®, which competes with our Chore Boy brand.

Competitors in the personal care category include Johnson & Johnson, maker of T-Gel® shampoo, which competes with our Denorex brand, and Del Laboratories, maker of Sally Hansen®, which competes with our Cutex brand.

Certain of our product lines that account for a large percentage of our sales have a small market share relative to our competitors. For example, while Clear eyes has a number two market share position of 14.9%, its top competitor, Visine, has a market share of 42.5%. In contrast, certain of our brands with number two market positions have a similar market share relative to our competitors. For example, Compound W has a number two market position of 33.4% and its top competitor, Dr. Scholl’s Clear Away® and Freeze Away®, have a market position of 41.7%. Also, while Cutex is the number one brand name nail polish remover with a market share of 28.8%, non-branded, private label nail polish removers account, in the aggregate, for 50.0% of the market. Finally, while our New-Skin liquid bandage product has a number one market position of 36.8%, the size of the liquid bandage market is relatively small, particularly when compared to the much larger bandage category. See “Market, Ranking and Other Data” section on page 14 of this document for information regarding market share calculations.

We compete on the basis of numerous factors, including brand recognition, product quality, performance, price and product availability at retail stores. Advertising, promotion, merchandising and packaging, the timing of new product introductions and line extensions also have a significant impact on consumer buying decisions and, as a result, on our sales. The structure and quality of the sales force, as well as consumption of our products affects in-store position, wall display space and inventory levels in retail stores. If we are unable to maintain or improve the inventory levels and in-store positioning of our products in retail stores, our sales and operating results will be adversely affected. Our markets also are highly sensitive to the introduction of new products, which may rapidly capture a significant share of the market. An increase in the amount of product introductions by our competitors could have a material adverse effect on our business, financial condition and results from operations.

In addition, competitors may attempt to gain market share by offering products at prices at or below those typically offered by us. Competitive pricing may require us to reduce prices and may result in lost sales or a reduction of our profit margins. Future price or product changes by our competitors or our inability to react with price or product changes of our own to maintain our current market position could have a material adverse effect on our business, financial condition and results from operations.

We depend on a limited number of customers for a large portion of our gross sales and the loss of one or more of these customers could reduce our gross sales and therefore, could have a material adverse effect on our business, financial condition and results of operations.

For 2006, our top five and ten customers accounted for approximately 41% and 51% of our invoiced sales, respectively. Wal-Mart, which itself accounted for approximately 21.0% of our invoiced sales, is our only customer that accounted for 10% or more of our gross sales for 2006. We expect that for 2007 and future periods, our top five and ten customers, including Wal-Mart, will, in the aggregate, continue to account for a large portion of our gross sales. The loss of one or more of our top customers, any significant decrease in sales to these customers, or any significant decrease in our retail display space in any of these customers’ stores, could reduce our gross sales, and therefore, could have a material adverse effect on our business, financial condition and results from operations.

In addition, our business is based primarily upon individual sales orders. We typically do not enter into long-term contracts with our customers. Accordingly, our customers could cease buying products from us at any time and for any reason. The fact that we do not have long-term contracts with our customers means that we have no recourse in the event a customer no longer wants to purchase products from us. If a significant number of our customers, or any of our significant customers, elect not to purchase products from us, our business, financial condition and results from operations could be adversely affected.

We depend on third party manufacturers to produce the products we sell. If we are unable to maintain these manufacturing relationships or fail to enter into additional or different arrangements, we may be unable to meet customer demand and our sales and profitability may suffer as a result.

All of our products are produced by third party manufacturers. Without adequate supplies of merchandise to sell to our customers, sales would decrease materially and our business would suffer. In the event that our third party manufacturers are unable or unwilling to ship products to us in a timely manner or continue to manufacture products for us, we would have to rely on other current manufacturing sources or identify and qualify new manufacturers. We might not be able to identify or qualify such manufacturers for existing or new products in a timely manner and such manufacturers may not allocate sufficient capacity to us in order that we may meet our commitments. In addition, identifying alternative manufacturers without adequate lead times can compromise required product validation and stability work, which may involve additional manufacturing expense, delay in production or product disadvantage in the marketplace. The consequences of not securing adequate and timely supplies of merchandise would negatively impact inventory levels, sales and gross margin rates, and could have a material adverse effect on our business, financial condition and results from operations.

In addition, even if our current manufacturers continue to manufacture our products, they may not maintain adequate controls with respect to product specifications and quality and may not continue to produce products that are consistent with our standards or applicable regulatory requirements. If we are forced to rely on products of inferior quality, then our brand recognition and customer satisfaction would likely suffer, which would likely lead to reduced sales, which could have a material adverse effect on our business, financial condition and results from operations. These manufacturers may also increase the cost of the products we purchase from them. If our manufacturers increase our costs, our margins would be adversely affected if we cannot pass along these increased costs to our customers, which in turn could have a material adverse effect on our business, financial condition and results from operations.

As of March 31, 2006, we have relationships with over 40 third-party manufacturers. Of those, our top 10 manufacturers produced items that accounted for 81% of our gross sales for 2006. We do not have long-term contracts with the manufacturers of products that accounted for approximately 34% of our gross sales for 2006. The fact that we do not have long-term contracts with these manufacturers means that they could cease manufacturing these products at any time and for any reason, which could have a material adverse effect on our business, financial condition and results from operations.

Disruption in our main distribution center may prevent us from meeting customer demand and our sales and profitability may suffer as a result.

We manage our product distribution in the continental United States through a main distribution center in St. Louis, Missouri. A serious disruption, such as a flood or fire, to our main distribution center could damage our inventory and could materially impair our ability to distribute our products to customers in a timely manner or at a reasonable cost. We could incur significantly higher costs and experience longer lead times associated with distributing our products to our customers during the time that it takes for us to reopen or replace our distribution center. As a result, any such serious disruption could have a material adverse effect on our business, financial condition and results from operations.

Efforts to acquire other companies, brands or product lines may divert our managerial resources away from our business operations, and if we complete an acquisition, we may incur additional costs or experience integration problems.

The majority of our growth has been driven by acquiring other brands and companies. At any given time, we may be engaged in discussions with respect to possible acquisitions that are intended to enhance our product portfolio, enable us to realize cost savings and further diversify our category, customer and channel focus. Our ability to successfully grow through acquisitions depends on our ability to identify, negotiate, complete and integrate suitable acquisitions and to obtain any necessary financing. These efforts could divert the attention of our management and key personnel from our business operations. If we complete acquisitions, we may also experience:

•	difficulties in integrating any acquired companies, personnel and products into our existing business;

•	delays in realizing the benefits of the acquired company or products;

•	higher costs of integration than we anticipated;

•	difficulties in retaining key employees of the acquired business who are necessary to manage the business;

•	difficulties in maintaining uniform standards, controls, procedures and policies throughout our acquired companies; or

•	adverse customer reaction to the acquisition.

In addition, an acquisition could adversely affect our operating results as a result of higher interest costs from the acquisition related debt and higher amortization expenses related to the acquired intangible assets. The diversion of management’s attention to pursue acquisitions, or our failure to successfully integrate acquired companies into our business, could have a material adverse effect on our business, financial condition and results from operations.

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

The formulation, manufacturing, packaging, labeling, distribution, importation, sale and storage of our products are subject to extensive regulation by various federal agencies, including the FDA, the FTC, the CPSC, the EPA, and by various agencies of the states, localities and foreign countries in which our products are manufactured, distributed and sold. If we or our third party manufacturers fail to comply with those regulations, we could become subject to significant penalties or claims, which could materially adversely affect our business, financial condition and results from operations. In addition, the adoption of new regulations or changes in the interpretations of existing regulations may result in significant compliance costs or discontinuation of product sales and may adversely affect the marketing of our products, resulting in a significant loss of sales revenues which could have a material adverse effect on our business, financial condition and results from operations.

In accordance with the FDC Act and FDA regulations, the manufacturing processes of our third party manufacturers must also comply with the FDA’s cGMPs. The A inspects our facilities and those of our third party manufacturers periodically to determine if we and our third party manufacturers are complying with cGMPs. A history of past compliance is not a guarantee that future cGMPs will not mandate other compliance steps and associated expense.

If we or our third party manufacturers fail to comply with federal, state or foreign regulations, we could be required to:

•	suspend manufacturing operations;

•	change product formulations;

•	suspend the sale of products with non-complying specifications;

•	initiate product recalls; or

•	change product labeling, packaging or advertising or take other corrective action.

Any of the foregoing actions could have a material adverse effect on our business, financial condition and results from operations.

In addition, our failure to comply with FTC or any other federal and state regulations, or with regulations in foreign markets, that cover our product claims and advertising, including direct claims and advertising by us, may result in enforcement actions and imposition of penalties or otherwise materially and adversely affect the distribution and sale of our products, which could have a material adverse effect on our business, financial condition and results from operations.

Product liability claims could adversely affect our sales and operating results.

We may be required to pay for losses or injuries purportedly caused by our products. We have been and may again be subjected to various product liability claims. Claims could be based on allegations that, among other things, our products contain contaminants, include inadequate instructions regarding their use or inadequate warnings concerning side effects and interactions with other substances. For example, Denorex products contain coal tar which the State of California has determined causes cancer and our packaging contains a warning to this effect. In addition, any product liability claims may result in negative publicity that may adversely affect our sales and operating results. Also, if one of our products is found to be defective we may be required to recall it, which may result in substantial expense, adverse publicity and may adversely affect our sales and operating results. Although we maintain, and require our material suppliers and third party manufacturers to maintain, product liability insurance coverage, potential product liability claims may exceed the amount of insurance coverage or potential product liability claims may be excluded under the terms of the policy, which could have a material adverse effect on our business, financial condition and results from operations. In addition, we may also be required to pay higher premiums and accept higher deductibles in order to secure adequate insurance coverage in the future.

If we are unable to protect our intellectual property rights our ability to compete effectively in the market for our products could be negatively impacted.

The market for our products depends to a significant extent upon the goodwill associated with our trademarks and trade names. The trademarks and trade names on our products are how we convey that the products we sell are “brand name” products, and we believe consumers ascribe value to our brands. We own the material trademark and trade name rights used in connection with the packaging, marketing and sale of our products. This ownership is what prevents our competitors or new entrants to the market from using our valuable brand names. Therefore, trademark and trade name protection is critical to our business. Although most of our material trademarks are registered in the United States and in applicable foreign countries, we may not be successful in asserting trademark or trade name protection. If we were to lose the exclusive right to use one or more of our brand names, the loss of such exclusive right could have a material adverse effect on our business, financial condition and results from operations. We could also incur substantial costs to defend legal actions relating to the use of our intellectual property, which could have a material adverse effect on our business, financial condition and results from operations.

Other parties may infringe on our intellectual property rights and may thereby dilute the value of our brands in the marketplace. If our brands become diluted, or if our competitors are able to introduce brands that cause confusion with our brands in the marketplace, it could adversely affect the value that our consumers associate with our brands, and thereby negatively impact our sales. Any such infringement of our intellectual property rights would also likely result in a commitment of our time and resources to protect these rights through litigation or otherwise. In addition, third parties may assert claims against our intellectual property rights and we may not be able to successfully resolve those claims. In that event, we may lose our ability to use the brand names that were the subject of those claims, which could have a material adverse effect on our business, financial condition and results from operations.

Virtually all of our assets consist of goodwill and intangibles

As our financial statements indicate, virtually all of our assets consist of goodwill and intangibles, principally trademarks and trade names that we have acquired. In the event that the value of those assets became impaired or our business is materially adversely affected in any way, we would not have tangible assets that could be sold to repay our liabilities. As a result, our creditors and investors may not be able to recoup the amount of the indebtedness that they have extended or the amount they have invested in the Company.

We depend on third parties for intellectual property relating to some of the products we sell, and our inability to maintain or enter into additional or future license agreements may result in our failure to meet customer demand, which would adversely affect our operating results.

We have licenses or manufacturing agreements with third parties that own intellectual property (e.g., formulae, copyrights, trade dress, patents and other technology) used in the manufacture and sale of certain of our products. In the event that any such license or manufacturing agreement is terminated as a result of our breach (e.g., by our failure to pay royalties or breach of confidentiality), we may lose the right to use or have reduced rights to use the intellectual property covered by such agreement and may have to develop or obtain rights to use other intellectual property. Similarly, our rights could be reduced if the applicable licensor or contract manufacturer fails to maintain the licensed patents or trade secrets because in such event our competitors could obtain the right to use the intellectual property without restriction. If this were to occur, we might not be able to develop or obtain replacement intellectual property in a timely manner and the products modified as a result of this development may not be well-received by customers. The consequences of losing the right to use or having reduced rights to such intellectual property could negatively impact our sales and operating results through failure to meet consumer demand for the affected products, the cost of developing or obtaining different intellectual property and possible reduction in sales of the affected products, which could have a material adverse effect on our business, financial condition and results from operations. In addition, development of replacement products may be time-consuming, expensive and ultimately may not be feasible.

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

We have a significant amount of indebtedness. As of March 31, 2006, our total indebtedness, including current maturities, is approximately $498.6 million. Additionally, we have the ability to borrow up to $200.0 million pursuant to our senior credit facility and an additional $53.0 million under our amended revolving credit facility.

Our substantial indebtedness could:

•	increase our vulnerability to general adverse economic and industry conditions;

•
require us to dedicate a substantial portion of our cash flow from operations to payments against our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and investments and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the markets in which we operate;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	limit, among other things, our ability to borrow additional funds.

The terms of the indenture governing the 9¼% senior subordinated notes and the senior credit facility allow us to issue and incur additional debt upon satisfaction of conditions set forth in the respective agreements. If new debt is added to current debt levels, the related risks described above could increase.

Our operating flexibility is limited in significant respects by the restrictive covenants in our senior credit facility and the indenture governing the notes.

Our senior credit facility and the indenture governing the notes impose restrictions that could increase our vulnerability to adverse economic and industry conditions by limiting our flexibility in planning for, and reacting to, changes in our business and industry. Specifically, these restrictions limit our ability to:

•	borrow money or issue guarantees;

•	pay dividends, purchase stock or make other restricted payments to stockholders;

•	make investments;

•	use assets as security in other transactions;

•	sell assets or merge with or into other companies;

•	enter into transactions with affiliates;

•	sell stock in our subsidiaries; and

•	direct our subsidiaries to pay dividends or make other payments to our company.

Our ability to engage in these types of transactions is generally limited by the terms of the senior credit facility and the indenture governing the notes, even if we believe that a specific transaction would positively contribute to our future growth, operating results or profitability. However, if we are able to enter into these types of transactions under the terms of the senior credit facility and the indenture, or if we obtain a waiver with respect to any specific transaction, that transaction may cause our indebtedness to increase, may not result in the benefits we anticipate or may cause us to incur greater costs or suffer greater disruptions in our business than we anticipate, and could therefore, have a material adverse effect on our business, financial condition and results from operations.

In addition, the senior credit facility requires us to maintain certain leverage, interest and fixed charge coverage ratios. Although we believe we are on track to meet and/or maintain the financial ratios contained in our credit agreement, our ability to do so may be affected by events outside our control. Covenants in our senior credit facility also require us to use 100% of the proceeds we receive from debt issuances to repay outstanding borrowings under our senior credit facility. Any failure by us to comply with the terms and conditions of the credit agreement and the indenture governing the notes could have a material adverse effect on our business, financial condition and results from operations.

The senior credit facility and the indenture governing the notes contain cross-default provisions that may result in the acceleration of all our indebtedness.

The senior credit facility and the indenture governing the notes contain provisions that allow the respective creditors to declare all outstanding borrowings under one agreement to be immediately due and payable as a result of a default under the other agreement. The result is that upon our default under one debt agreement, all indebtedness may become immediately due and payable under the senior credit facility and the indenture. Under the senior credit facility, failure to make a payment required by the indenture, among other things, may lead to an event of default under the credit agreement. Similarly, an event of default or failure to make a required payment at maturity under the senior credit facility, among other things, may lead to an event of default under the indenture. If the debt under the senior credit facility and indenture were to both be accelerated, the aggregate amount immediately due and payable as of March 31, 2006 would have been approximately $498.6 million. We presently do not have sufficient liquidity to repay these borrowings in the event they were to be accelerated, and we may not have sufficient liquidity in the future. Additionally, we may not be able to borrow money from other lenders to enable us to refinance the indebtedness. As of March 31, 2006, the book value of our current assets was $86.0 million. Although the book value of our total assets was $1,038.6 million, approximately $935.1 million was in the form of intangible assets, including goodwill of $297.9 million, a significant portion of which are illiquid and may not be available to satisfy our creditors in the event our debt is accelerated.

Any failure to comply with the restrictions of the senior credit facility, the indenture related to the notes or any other subsequent financing agreements may result in an event of default. Such default may allow the creditors to accelerate the related debt, as well as any other debt to which the cross-acceleration or cross-default provisions apply. In addition, the lenders may be able to terminate any commitments they had made to supply us with additional funding. As a result, any default by us under our credit agreement, indenture governing the notes or any other financing agreement, could have a material adverse effect on our business, financial condition and results from operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

There are no unresolved comments from the SEC’s staff that were received more than 180 days prior to March 31, 2006 regarding any of the Company’s periodic or current reports under the Exchange Act.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Irvington, New York, a suburb of New York City. Primary functions undertaken at the Irvington facility include senior management, marketing, sales, operations and finance. The lease on the Irvington facility expires on April 30, 2009. We also have an administrative center in Jackson, Wyoming. Primary functions undertaken at the Jackson facility include back office functions, such as invoicing, credit and collection, general ledger and customer service. The lease on the Jackson facility expires on December 31, 2006.

ITEM 3. LEGAL PROCEEDINGS

In June 2003, Dr. Jason Theodosakis filed a lawsuit, Theodosakis v. Walgreens, et al., in the United States District Court in Arizona, alleging that two of the Company’s subsidiaries, Medtech Products, Inc. and Pecos Pharmaceutical, Inc., as well as other unrelated parties, infringed the trade dress of two of his published books. Specifically, Dr. Theodosakis published “The Arthritis Cure” and “Maximizing the Arthritis Cure” regarding the use of dietary supplements to treat arthritis patients. Dr. Theodosakis alleged that his books have a distinctive trade dress, or cover layout, design, color and typeface, and those products that the defendants sold under the ARTHx trademarks infringed the books’ trade dress and constituted unfair competition and false designation of origin. Additionally, Dr. Theodosakis alleged that the defendants made false endorsements of the products by referencing his books on the product packaging and that the use of his name, books and trade dress invaded his right to publicity. The Company sold the ARTHx trademarks, goodwill and inventory to a third party, Contract Pharmacal Corporation, in March 2003. On January 12, 2005, the court granted the Company’s motion for summary judgment and dismissed all claims against Medtech Products and Pecos Pharmaceutical. The plaintiff filed an appeal in the U.S. Court of Appeals which was denied on March 28, 2006. Subsequently, the plaintiff filed a petition for rehearing which is pending.

On January 3, 2005, the Company was served with process by its former lead counsel in the Theodosakis litigation seeking $679,000 plus interest. The case was filed in the Supreme Court of New York in New York County and was styled as Dickstein Shapiro et al v. Medtech Products, Inc. In February 2005, the plaintiff filed an amended complaint naming Pecos Pharmaceutical as defendant. The Company answered and filed a counterclaim against Dickstein and also filed a third party complaint against the Lexington Insurance Company, the Company’s product liability carrier. A mediation involving all parties was conducted in March 2006 which resulted in settlement of the litigation. Pursuant to the terms of the settlement, the Company paid $126,000 to the Dickstein firm.

The Company and certain of its officers and directors are defendants in a consolidated putative securities class action lawsuit filed in the United States District Court for the Southern District of New York (the “Consolidated Action”). The first of the six consolidated cases was filed on August 3, 2005. Plaintiffs purport to represent a class of stockholders of the Company who purchased shares between February 9, 2005 through November 15, 2005. Plaintiffs also name as defendants the underwriters in the Company’s initial public offering and a private equity fund that was a selling stockholder in the offering. The District Court has appointed a Lead Plaintiff. On December 23, 2005, the Lead Plaintiff filed a Consolidated Class Action Complaint, which asserts claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b), 20(a), and 20A of the Securities Exchange Act of 1934. The Lead Plaintiff generally alleges that the Company issued a series of materially false and misleading statements in connection with its initial public offering and thereafter in regard to the following areas: the accounting issues described in the Company’s press release issued on or about November 15, 2005; and the alleged failure to disclose that demand for certain of the Company’s products was declining and that the Company was planning to withdraw several products from the market. Plaintiffs seek an unspecified amount of damages. The Company filed a motion to dismiss the Consolidated Class Action Complaint in February 2006. Oral argument on the motion is expected in June 2006. The Company’s management believes the allegations to be unfounded and will vigorously pursue its defenses; however, the Company cannot reasonably estimate the potential range of loss, if any.

On September 6, 2005, another putative securities class action lawsuit substantially similar to the initially-filed complaints in the Consolidated Action described above was filed against the same defendants in the Circuit Court of Cook County, Illinois (the “Chicago Action”). In light of the first-filed Consolidated Action, proceedings in the Chicago Action have been stayed until a ruling on defendants’ anticipated motions to dismiss the consolidated complaint in the Consolidated Action. The Company’s management believes the allegations to be unfounded and will vigorously pursue its defenses; however, the Company cannot reasonably estimate the potential range of loss, if any.

On May 23, 2006, Similasan Corporation filed a lawsuit against the Company in the United States District Court for the District of Colorado in which Similasan alleged false designation of origin, trademark and trade dress infringement, and deceptive trade practices by the Company related to Murine for Allergy Eye Relief, Murine for Tired Eye Relief and Murine for Earache Relief, as applicable. Similasan has requested injunctive relief, an accounting of profits and damages and litigation costs and attorneys’ fees. In addition to the lawsuit filed by Similasan in the U.S. District Court for the District of Colorado, the Company recently received a cease and desist letter from Swiss legal counsel to Similasan and its parent company, Similasan AG, a Swiss company. In the cease and desist letter, Similasan and Similasan AG have alleged a breach of the Secrecy Agreement executed by the Company and demanded that the Company cease and desist from (i) using confidential information covered by the Secrecy Agreement; and (ii) manufacturing, distributing, marketing or selling certain of its homeopathic products. The Company’s management believes the allegations to be without merit and intends to vigorously pursue its defenses; however, the Company cannot reasonably estimate the potential range of loss, if any.

The Company is also involved from time to time in other routine legal matters and other claims incidental to its business. The Company reviews outstanding claims and proceedings internally and with external counsel as necessary to assess probability of loss and for the ability to estimate loss. These assessments are re-evaluated each quarter or as new information becomes available to determine whether a reserve should be established or if any existing reserve should be adjusted. The actual cost of resolving a claim or proceeding ultimately may be substantially different than the amount of the recorded reserve. In addition, because it is not permissible under generally accepted accounting principles to establish a litigation reserve until the loss is both probable and estimable, in some cases there may be insufficient time to establish a reserve prior to the actual incurrence of the loss (upon verdict and judgment at trial, for example, or in the case of a quickly negotiated settlement). The Company believes the resolution of routine matters and other incidental claims, taking into account reserves and insurance, will not have a material adverse effect on its business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Part II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Prestige Brands Holdings, Inc.’s common stock is listed on the New York Stock Exchange under the symbol “PBH.” Our initial public offering occurred on February 9, 2005, and the first day of trading was February 10, 2005. The high and low prices of the Company’s common stock as reported by the New York Stock Exchange were as follows:

Year Ended March 31, 2006	High	Low

Quarter Ended:
June 30, 2005	$19.67	$15.80
September 30, 2005	21.15	10.50
December 31, 2005	12.50	9.39
March 31, 2006	13.13	10.22

Year Ended March 31, 2005

Quarter Ended:
March 31, 2005 (February 10, 2005 to March 31 2005)	$18.65	$17.26

Prestige International Holdings, LLC, a wholly-owned subsidiary of Prestige Brands Holdings, Inc., owns 100% of the uncertificated ownership interests of Prestige Brands International, LLC. There were no equity securities sold by Prestige Brands International, LLC during the period covered by this report. There is no established public trading market for the equity interests of Prestige Brands International, LLC.

Unregistered Sales of Equity Securities and Use of Proceeds

There were no equity securities sold by the Company during the period covered by this Annual Report on Form 10-K that were not registered under the Securities Act of 1933, as amended.

The following table sets forth information with respect to purchases of shares of the Company’s common stock made during the quarter ended March 31, 2006, by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/06 - 1/31/06
2/1/06 - 2/28/06
3/1/06 - 3/31/06	3,117	$ 1.70	--	--

Total	3,117	$ 1.70	--	--

Holders

As of June 6, 2006, there were approximately 58 holders of record of our common stock. The number of record holders does not include beneficial owners whose shares are held in the names of banks, brokers, nominees or other fiduciaries. As of such date, Prestige International Holdings, LLC, a wholly-owned subsidiary of the Company, owned 100% of the uncertificated ownership interests of Prestige Brands International, LLC.

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

Reorganization as a Corporation

The Company is the direct parent company of Prestige International Holdings, LLC, a Delaware limited liability company, which was our former top-tier holding company. The Company became the direct parent of Prestige International Holdings, LLC pursuant to a reorganization that took place prior to the completion of the common stock offering. The reorganization did not affect our operations, which we continue to conduct through our operating subsidiaries.

The reorganization was effected under the terms of an exchange agreement among the Company, Prestige International Holdings, LLC and each holder of common units Prestige International Holdings, LLC. Pursuant to the agreement, the holders of common units of Prestige International Holdings, LLC exchanged all of their common units for an aggregate of 26.7 million shares of common stock of the Company. In addition, pursuant to the reorganization, members of our management team and other employees contributed an aggregate of 0.3 million shares of common stock to the Company for no consideration at the completion of the offering. After completion of the initial public offering, the Company contributed a portion of the net offering proceeds to Prestige International Holdings, LLC, which used such proceeds to redeem all of its senior preferred units and class B preferred units, thus causing Prestige International Holdings, LLC to become a wholly-owned subsidiary of the Company.

ITEM 6. SELECTED FINANCIAL DATA

Prestige Brands Holdings, Inc. and Predecessor

Summary historical financial data for 2002 and 2003, and for the period from April 1, 2003 to February 5, 2004 is referred to as the “predecessor” information. On February 6, 2004, an indirect subsidiary of Prestige Brands Holdings, Inc. acquired Medtech Holdings, Inc. and The Denorex Company, which at the time were both under common control and management, in a transaction accounted for using the purchase method. The summary financial data after such dates, referred to as “successor” information, includes the financial statement impact of recording fair value adjustments arising from such acquisitions. In addition, the summary financial data includes the effects of The Spic & Span Company, Bonita Bay Holdings, Inc., Vetco Inc. and Dental Concepts, LLC acquisitions, as well as the acquisition of the Chore Boy trademark, from their respective acquisition dates.

(In Thousands, except per share data)	Years Ended March 31		April 1, 2003 to February 5,	February 6, 2004 to March 31,
	2002	2003	2004	2004
Income Statement Data	(Predecessor)			(Successor)

Total revenues	$46,253	$71,734	$68,402	$16,876
Cost of sales (1)	18,735	27,017	26,855	9,351

Gross profit	27,518	44,717	41,547	7,525

Advertising and promotion expenses	5,205	11,116	10,061	1,267
Depreciation and amortization	3,992	5,274	4,498	931
General and administrative	8,576	12,075	12,068	1,649
Interest expense, net	8,766	9,747	8,157	1,725
Other expense (2)	--	685	1,404	--
Income from continuing operations before income taxes	979	5,820	5,359	1,953

Provision for income taxes	368	3,287	2,214	724
Income from continuing operations	611	2,533	3,145	1,229

Loss from discontinued operations	(66)	(5,644)	--	--
Cumulative effect of change in accounting principle	--	(11,785)	--	--
Net income (loss)	$545	$(14,896)	$3,145	1,229

Cumulative preferred dividends on Senior Preferred and Class B Preferred units				(1,390)

Net loss available to members and common stockholders				$(161)

Basic and diluted net loss per share				$(0.01)
Basic and diluted weighted average shares outstanding				24,472

Other Financial Data:
Capital expenditures	$95	$421	$66	$42
Cash provided by (used in):
Operating activities	3,940	12,519	7,843	(1,706)
Investing activities	(4,412)	(2,165)	(576)	(166,874)
Financing activities	5,526	(14,708)	(8,629)	171,973

Balance Sheet Data:
Cash and cash equivalents	$7,884	$3,530	$2,868	$3,393
Total assets	174,039	142,056	145,130	325,358
Total long-term debt, including current maturities	93,530	81,866	71,469	148,694
Members’/Stockholders’ equity	58,737	43,858	50,122	125,948

(In Thousands, except per share data)	Years Ended March 31
	2005	2006
Income Statement Data	(Successor)

Total revenues	$289,069	$296,668
Cost of sales (1)	139,009	139,430

Gross profit	150,060	157,238

Advertising and promotion expenses	29,697	32,082
Depreciation and amortization	9,800	10,777
General and administrative	20,198	21,158
Impairment of intangible assets and goodwill	--	9,317
Interest expense, net	44,726	36,346
Other expense (2)	26,863	--
Income from continuing operations before income taxes	18,776	47,558

Provision for income taxes	8,556	21,281
Net income (loss)	10,220	26,277

Cumulative preferred dividends on Senior Preferred and Class B Preferred units	(25,395)	--

Net income (loss) available to common stockholders	$(15,175)	$26,277
Net income (loss) per common share:
Basic	$(0.55)	$0.54
Diluted	$(0.55)	$0.53

Weighted average shares outstanding:
Basic	27,546	48,908
Diluted	27,546	50,008

Other Financial Data
Capital expenditures	$365	$519
Cash provided by (used in):
Operating activities	51,042	53,861
Investing activities	(425,844)	(54,163)
Financing activities	376,743	3,168

Balance Sheet Data
Cash and cash equivalents	$5,334	$8,200
Total assets	996,600	1,038,645
Total long-term debt, including current maturities	495,360	498,630
Members’/Stockholders’ equity	382,047	409,407

(1)	For the period from February 6, 2004 to March 31, 2004 and for 2005 and 2006, cost of sales includes $1,805, $5,335 and $248, respectively, of charges related to the step-up of inventory.

(2)     For 2005, other expense includes a loss on debt extinguishment of $26,854.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with the “Selected Financial Data” and the consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. Future results could differ materially from the discussion below for many reasons, including the factors described in Item 1A., “Risk Factors” in this Annual Report on Form 10-K. Tables and other data in this section may not total due to rounding.

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

In February 2005, we raised $448.0 million through an initial public offering (“IPO”) of 28.0 million shares of common stock. The net proceeds of the offering were $416.8 million after deducting $28.0 million of underwriters’ fees and $3.2 million of offering expenses. The net proceeds of $416.8 million plus $3.0 million from our revolving credit facility and $8.8 million of cash on hand went to repay $100.0 million of our existing senior indebtedness (plus a repayment premium of $3.0 million and accrued interest of $0.5 million), to redeem $84.0 million in aggregate principal amount of our existing 9 1/4% senior subordinated notes (plus a redemption premium of $7.8 million and accrued interest of $3.3 million), to repurchase an aggregate of 4.7 million shares of our common stock held by the GTCR funds and the TCW/Crescent funds for $30.2 million, and to contribute $199.8 million to our subsidiary, Prestige International Holdings, LLC, which was used to redeem all of its outstanding senior preferred units and class B preferred units. We did not receive any of the proceeds from the sale of 4.2 million shares by the selling stockholders as a result of underwriters exercising their over-allotment options.

Impact of Purchase Accounting
The acquisitions of Medtech, Spic and Span, Bonita Bay, Vetco and Dental Concepts have been accounted for using the purchase method of accounting pursuant to Statement of Financial Accounting Standards No. 141, “Business Combinations” (“Statement No. 141”). As a result, these acquisitions will affect our future results of operations in significant respects. The aggregate acquisition consideration has been allocated to the tangible and intangible assets acquired and liabilities assumed by us based upon their respective fair values as of the acquisition date. A significant portion of the acquisition consideration was allocated to amortizable intangible assets which will result in an increase in amortization expense in the periods following the acquisitions. In addition, due to the effects of the increased borrowings to finance the acquisitions, our interest expense will increase significantly in the periods following the acquisitions. For additional information, see “Liquidity and Capital Resources” contained in this Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Critical Accounting Policies and Estimates
The Company’s significant accounting policies are described in the notes to the audited financial statements included elsewhere in this Annual Report on Form 10-K. Both the Company and Prestige Brands International, LLC utilize the same critical accounting policies. While all significant accounting policies are important to our consolidated financial statements, some of these policies may be viewed as being critical. Such policies are those that are both most important to the portrayal of our financial condition and results from operations and require our most difficult, subjective and complex estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses or the related disclosure of contingent assets and liabilities. These estimates are based upon our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different conditions. The most critical accounting policies are as follows:

Revenue Recognition
We comply with the provisions of Securities and Exchange Commission Staff Accounting Bulletin 104 “Revenue Recognition,” which states that revenue should be recognized when the following revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists; (2) the product has been shipped and the customer takes ownership and assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. We have determined that the transfer of risk of loss generally occurs when product is received by the customer, and, accordingly recognizes revenue at that time. Provision is made for estimated customer discounts and returns at the time of sale based on the Company’s historical experience.

As is customary in the consumer products industry, we participate in the promotional programs of our customers to enhance the sale of our products. The cost of these promotional programs varies based on the actual number of units sold during a finite period of time. The Company estimates the cost of such promotional programs at their inception based on historical experience and current market conditions and reduces sales by such estimates. These promotional programs consist of direct to consumer incentives such as coupons and temporary price reductions, as well as incentives to our customers, such as slotting and display fees, and cooperative advertising. We do not provide incentives to customers for the acquisition of product in excess of normal inventory quantities since such incentives increase the potential for future returns, as well as reduce sales in the subsequent fiscal periods.

Estimates of costs of promotional programs are based on (i) historical sales experience, (ii) the current offering, (iii) forecasted data, (iv) current market conditions, and (v) communication with customer purchasing/marketing personnel. At the completion of the promotional program, the estimated amounts are adjusted to actual results. While our promotional expense for 2006 was $13.3 million, we participated in 4,700 promotional campaigns, resulting in an average cost of $2,800 per campaign. Of such amount, only 845 payments were in excess of $5,000. Management believes that the estimation methodologies employed, combined with the nature of the promotional campaigns, makes the likelihood remote that its obligation would be misstated by a material amount. However, for illustrative purposes, a one percentage point change in the estimated promotional program rate at March 31, 2006 would adversely affect our 2006 sales and operating income by approximately $100,000 and $100,000, respectively. Net income would be adversely affected by approximately $10,000.

We also periodically run couponing programs in Sunday newspaper inserts or as on-package instant redeemable coupons. We utilize a national clearing house to process coupons redeemed by customers. At the time a coupon is distributed, a provision is made based upon historical redemption rates for that particular product, information provided as a result of the clearing house’s experience with coupons of similar dollar value, the length of time the coupon is valid, and the seasonality of the coupon drop, among other factors. During the 2006, we had 20 coupon events. The amount expensed and accrued for these events during the year was $2.7 million, of which $2.4 million was redeemed during the year.

Allowances for Product Returns
Due to the nature of the consumer products industry, we are required to estimate future product returns. Accordingly, the Company records an estimate of product returns concurrent with the recording of sales. Such estimates are made after analyzing (i) historical return rates, (ii) current economic trends, (iii) changes in customer demand, (iv) product acceptance, (v) seasonality of our product offerings, and (vi) the impact of changes in product formulation, packaging and advertising.

We construct our returns analysis by looking at the previous year’s return history for each brand. Subsequently, each month, we estimate our current return rate based upon an average of the previous six month return rate and reviews that calculated rate for reasonableness giving consideration to the other factors described above. Our historical return rate has been relatively stable; for example, for 2006, 2005 and 2004, returns represented 3.5%, 3.6%, and 3.6%, respectively, of gross sales. At March 31, 2006 and 2005, the allowance for sales returns was $1.9 million and $1.7 million, respectively.

While we utilize the methodology described above to estimate product returns, actual results may differ materially from our estimates, causing our future financial statements to be adversely affected. Among the factors that could cause a material change in the estimated return rate would be significant unexpected returns with respect to a product or products that comprise a significant portion of our revenues. Based upon the methodology described above and our actual returns’ experience, management believes the likelihood of such an event is remote. As noted, over the last three years, our actual product return rate has stayed within 0.1% of gross sales. A change of 0.1% in our estimated return rate would have adversely affected our reported sales and operating income for 2006 by approximately $300,000. Net income would have been affected by approximately $200,000.

Allowances for Obsolete and Damaged Inventory
We value our inventory at the lower of cost or market value. Accordingly, we reduce our inventories for the diminution of value resulting from product obsolescence, damage or other issues affecting marketability equal to the difference between the cost of the inventory and its estimated market value. Factors utilized in the determination of estimated market value include (i) current sales data and historical return rates, (ii) estimates of future demand, (iii) competitive pricing pressures, (iv) new product introductions, (v) product expiration dates, and (vi) component and packaging obsolescence.

Many of our products are subject to expiration dating. As a general rule our customers will not accept goods with expiration dating of less than 12 months. To monitor this risk, management utilizes a detailed compilation of inventory with expiration dating between zero and 15 months and reserves for 100% of the cost of any item with expiration dating of 12 months or less. At March 31, 2006 and 2005, the allowance for obsolete and slow moving inventory represented 3.0% and 5.8%, respectively, of total inventory. Inventory obsolescence costs charged to operations for the years ended March 31, 2006, 2005 and 2004 were 0.2%, 0.3%, and 0.6% of net sales, respectively. A change of 0.1% in our obsolescence charges would have adversely affected our reported operating income for 2006 by approximately $300,000 and our net income for that year by approximately $200,000.

Allowance for Doubtful Accounts
In the ordinary course of business, we grant non-interest bearing trade credit to our customers on normal credit terms. We maintain an allowance for doubtful accounts receivable which is based upon our historical collection experience and expected collectibility of the accounts receivable. In an effort to reduce our credit risk, we (i) establish credit limits for all of our customer relationships, (ii) perform ongoing credit evaluations of our customers’ financial condition, (iii) monitor the payment history and aging of our customers’ receivables, and (iv) monitor open orders against an individual customer’s outstanding receivable balance.

We establish specific reserves for those accounts which file for bankruptcy, have no payment activity for 180 days or have reported major negative changes to their financial condition. The allowance for bad debts at March 31, 2006 and 2005 amounted to 0.3% and 0.7%, respectively, of accounts receivable. Bad debt expense for 2006, 2005 and 2004 was 0.0%, 0.0%, and 0.1% of net sales, respectively.

While management believes that it is diligent in its evaluation of the adequacy of the allowance for doubtful accounts, an unexpected event, such as the bankruptcy filing of a major customer, could have an adverse effect on our future financial statements. A 0.1% increase in our bad debt expense would have resulted in a decrease in 2006 reported operating income by approximately $300,000 and a decrease in our 2006 reported net income of approximately $200,000.

Valuation of Intangible Assets and Goodwill
Goodwill and intangible assets amounted to $935.1 million and $903.3 million at March 31, 2006 and 2005, respectively. As of March 31, 2006, goodwill and intangible assets were apportioned among our three operating segments as follows:

	Over-the-Counter Drug	Personal Care	Household Cleaning	Consolidated

Goodwill	$222,635	$2,751	$72,549	$297,935

Intangible assets
Indefinite lived	374,070	--	170,893	544,963
Finite lived	71,888	20,313	33	92,234
	445,958	20,313	170,926	637,197

	$668,593	$23,064	$243,475	$935,132

Our Clear Eyes, New-Skin, Chloraseptic and Compound W brands comprised the majority of the value of the intangible assets within the Over-The-Counter segment. Denorex, Cutex and Prell comprised substantially all of the intangible asset value within the Personal Care segment. The Comet, Spic and Span and Chore Boy brands comprised substantially all of the intangible asset value within the Household Cleaning segment.

Goodwill and intangible assets comprise substantially all of our assets. Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed in a purchase business combination. Intangible assets generally are our trademarks and brand names. When we acquire a brand, we are required to make judgments regarding the value assigned to the associated intangible assets as well as their respective useful lives. Management considers many factors, both prior to and after, the acquisition of an intangible asset in determining the value, as well as the useful life assigned to, each intangible asset that the Company acquires or continues to own and promote. The most significant factors are:

•	Brand History
A brand that has been in existence for a long period of time (e.g., 25, 50 or 100 years) generally warrants a higher valuation and longer life (sometimes indefinite) than a brand that has been in existence for a very short period of time. A brand that has been in existence for an extended period of time generally has been the subject of considerable investment by its previous owner(s) to support product innovation and advertising and promotion.

•	Market Position
Consumer products that rank number one or two in their respective market generally have greater name recognition and are known as quality product offerings, which warrant a higher valuation and longer life than products that lag in the marketplace.

•	Recent and Projected Sales Growth
Recent sales results present a snapshot as to how the brand has performed in the most recent time periods and represent another factor in the determination of brand value. In addition, projected sales growth provides information into the strength and potential longevity of the brand. A brand that has both strong current and projected sales generally warrants a higher valuation and a longer life than a brand that has weak or declining sales. Similarly, consideration is given to the potential investment, in the form of advertising and promotion that is required to reinvigorate a brand that has fallen from favor.

•	History of and Potential for Product Extensions
Consideration also is given to the product innovation that has occurred during the brand’s history and the potential for continued product innovation that will determine the brand’s future. Brands that can be continually enhanced by new product offerings generally warrant a higher valuation and longer life than a brand that has always “followed the leader”.

To assist in the valuation process, management engages an independent professional to provide an evaluation of the acquired intangible. Upon consideration of the factors described above, as well as current economic conditions and changing consumer behavior, management prepares a determination of the intangible’s value and useful life based on its analysis of the requirements of Statements No. 141 and No. 142. Under Statement No. 142, goodwill and indefinite-lived intangible assets are no longer amortized, but must be tested for impairment at least annually. Intangible assets with finite lives are amortized over their respective estimated useful lives and must also be tested for impairment.

On an annual basis, or more frequently if conditions indicate that the carrying value of the asset may not be recovered, management performs a review of both the values and useful lives assigned to goodwill and intangible assets and tests for impairment.

Finite-Lived Intangible Assets
As mentioned above, management performs an annual review, or more frequently if necessary, to ascertain the impact of events and circumstances on the estimated useful lives and carrying values of our trademarks and trade names. In connection with this analysis, management:

•	Reviews period-to-period sales and profitability by brand

•	Analyzes industry trends and projects brand growth rates

•	Prepares annual sales forecasts

•	Evaluates advertising effectiveness

•	Analyzes gross margins

•	Reviews contractual benefits or limitations

•	Monitors competitors’ advertising spend and product innovation

•	Prepares projections to measure brand viability over the estimated useful life of the intangible asset

•	Considers regulatory environment, as well as industry litigation

Should analysis of any of the aforementioned factors warrant a change in the estimated useful life of the intangible asset, management will reduce the estimated useful life and amortize the carrying value prospectively over the shorter remaining useful life. Management’s projections are utilized to assimilate all of the facts, circumstances and expectations related to the trademark or trade name and estimate the cash flows over its useful life. In the event that the long-term projections indicate that the carrying value is in excess of the undiscounted cash flows expected to result from the use of the intangible assets, management is required to record an impairment charge. Once that analysis is completed, a discount rate is applied to the cash flows to estimate fair value. The impairment charge is measured as the excess of the carrying amount of the intangible asset over fair value as calculated using the discounted cash flow analysis. Future events, such as competition, technological advances and reductions in advertising support for our trademarks and trade names could cause subsequent evaluations to utilize different assumptions.

Indefinite-Lived Intangible Assets
In a manner similar to finite-lived intangible assets, on an annual basis, or more frequently if necessary, management analyzes current events and circumstances to determine whether the indefinite life classification for a trademark or trade name continues to be valid. Should circumstance warrant a finite life, the carrying value of the intangible asset would then be amortized prospectively over the estimated remaining useful life.

In connection with this analysis, management also tests the indefinite-lived intangible assets for impairment by comparing the carrying value of an intangible asset to its estimated fair value. Since quoted market prices are seldom available for trademarks and trade names such as ours, we utilize present value techniques to estimate fair value. Accordingly, management’s projections are utilized to assimilate all of the facts, circumstances and expectations related to the trademark or trade name and estimate the cash flows over its useful life. In performing this analysis, management considers the same types of information as listed above in regards to finite-lived intangible assets. Once that analysis is completed, a discount rate is applied to the cash flows to estimate fair value. Future events, such as competition, technological advances and reductions in advertising support for our trademarks and trade names could cause subsequent evaluations to utilize different assumptions.

Goodwill
As part of its annual test for impairment of goodwill, management estimates the discounted cash flows of each reporting unit, which is one level below the operating segment level, to estimate their respective fair values. In performing this analysis, management considers the same types of information as listed above in regards to finite-lived intangible assets. In the event that the carrying amount of the reporting unit exceeds the fair value, management would then be required to allocate the estimated fair value of the assets and liabilities of the reporting unit as if the unit was acquired in a business combination, thereby revaluing the carrying amount of goodwill. In a manner similar to indefinite-lived assets, future events, such as competition, technological advances and reductions in advertising support for our trademarks and trade names could cause subsequent evaluations to utilize different assumptions.

In estimating the value of trademarks and trade names, as well as goodwill, management in 2006, has applied a discount rate of 10.3%, the Company’s current weighted-average cost of funds, to the estimated cash flows; however that rate, as well as future cash flows may be influenced by such factors, including (i) changes in interest rates, (ii) rates of inflation, or (iii) sales reductions. In the event that the carrying value exceeded the estimated fair value of either intangible assets or goodwill, we would be required to recognize an impairment charge. Additionally, continued decline of the fair value ascribed to an intangible asset or a reporting unit caused by external factors may require future impairment charges.

In 2006, we recorded non-cash charges related to the impairment of intangible assets and goodwill of the Personal Care segment of $7.4 million and $1.9 million, respectively, because the carrying amounts of these “branded” assets exceeded their fair market values primarily as a result of declining sales caused by product competition. Should the fair values of goodwill and intangible assets continue to be adversely affected in 2007 as a result of declining sales or margins caused by competition, technological advances or reductions in advertising and promotional expenses, the Company may be required to record additional impairment charges. There were no impairments of goodwill or intangible assets during 2005 or 2004.

Stock-Based Compensation
During 2006, we adopted FASB Statement No. 123(R), “Share-Based Payment” (“Statement No. 123(R)”) with the initial grants of restricted stock and options to purchase common stock to employees and directors in accordance with the provisions of our 2005 Long-Term Equity Incentive Plan (the “Plan”). Statement No. 123(R) requires us to measure the cost of services to be rendered based on the grant-date fair value of the equity award. Compensation expense is to be recognized over the period which an employee is required to provide service in exchange for the award, generally referred to as the requisite service period. Information utilized in the determination of fair value includes the following:

•	Type of instrument (i.e.: restricted shares vs. an option or warrant),
•	Strike price of the instrument,
•	Market price of the Company’s common stock on the date of grant,
•	Discount rates,
•	Duration of the instrument, and
•	Volatility of the Company’s common stock in the public market.

Additionally, management must estimate the expected attrition rate of the recipients to enable it to estimate the amount of non-cash compensation expense to be recorded in our financial statements. While management uses diligent analysis to estimate the respective variables, a change in assumptions or market conditions, as well as changes in the anticipated attrition rates, could have a significant impact on the future amounts recorded as non-cash compensation expense. We recorded non-cash compensation charges of $0.4 million during the third and fourth quarters of 2006. Assuming no changes in assumptions and no awards authorized by the Compensation Committee of the Board of Directors during 2007, we will record non-cash compensation expense of approximately $600,000. There were no stock-based compensation charges incurred during 2005.

Recent Accounting Pronouncements

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”) which clarifies guidance provided by Statement No. 143, “Accounting for Asset Retirement Obligations.” FIN 47 is effective for the Company no later than March 31, 2006. The adoption of FIN 47 had no impact on our consolidated financial position, results of operations or cash flows.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“Statement No. 154”) which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” (“APB Opinion No. 20”) and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” Statement No. 154 requires that voluntary changes in accounting principle be applied retrospectively to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that corresponding adjustments be made to the opening balance of retained earnings. APB Opinion No. 20 had required that most voluntary changes in accounting principle be recognized by including in net income the cumulative effect of changing to the new principle. Statement No. 154 is effective for all accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

Management has reviewed and continues to monitor the actions of the various financial and regulatory reporting agencies and is currently not aware of any pronouncement that could have a material impact on our consolidated financial position, results of operations or cash flows.

Results of Operations of Prestige Brands Holdings, Inc.

The following table sets forth the unaudited net sales, gross profit and contribution margin, defined as gross profit less advertising and promotion, or A&P, by segment:
	Year Ended March 31
(In Thousands)	2006	2005
Net Sales
Over-the-counter drug	$160,942	$159,010
Personal care	27,925	32,162
Household cleaning	107,801	97,897
Total net sales	$296,668	$289,069

Gross Profit
Over-the-counter drug	$102,451	$98,440
Personal care	12,074	15,762
Household cleaning	42,713	35,858
Total gross profit	$157,238	$150,060

Contribution Margin
Over-the-counter drug	$80,027	$79,897
Personal care	8,911	10,264
Household cleaning	36,218	30,202
Total contribution margin	$125,156	$120,363

Fiscal 2006 compared to Fiscal 2005
Net Sales
Net sales increased by $7.6 million, or 2.6%, to $296.7 million for 2006 from $289.1 million for 2005. The sales increase was driven by the acquisitions of Vetco, Inc. and Dental Concepts, LLC in October 2004 and November 2005, respectively, as well as the Chore Boy trademark in October 2005. The Over-the-Counter Drug segment had net sales of $160.9 million for 2006, an increase of $1.9 million, or 1.2%, over net sales of $159.0 million for 2005. The Personal Care segment had net sales of $27.9 million for 2006, a $4.2 million, or 13.2%, decrease from net sales of $32.2 million for 2005. The Household Cleaning segment had sales of $107.8 million for 2006, a $9.9 million, or 10.1%, increase over net sales of $97.9 million for 2005.

Over-the-Counter Drug Segment
The increase in net sales of $1.9 million for the Over-the-Counter segment was a result of sales related to The Doctor’s brand, which was acquired in the Dental Concepts acquisition in November 2005, a full year of revenue from the Little Remedies brand, which was acquired in the Vetco acquisition in October 2004, as well as the launch of the Clear eyes for Dry eyes product line at the end of 2005. Partially offsetting the increases related to the acquisitions and Clear eyes were declines in Chloraseptic, Compound W, New-Skin and Murine. The decline in Chloraseptic was generally confined to the quarter ended December 31, 2005, and resulted from a formulation issue related to stability of several batches of the relief strips product line. Declines in Compound W and New-

Skin were related to softness in the retail wart remover and liquid bandage categories, respectively. The decline in Murine was a result of decreased consumer consumption and lost distribution.

Personal Care Segment
The Personal Care segment showed a net sales decline of $4.2 million, or 13.2%, to $27.9 million for 2006 from $32.2 million for 2005. The sales decrease was primarily attributable to the continued decline in consumer consumption of the Denorex brand as a result of increased competition in the dandruff shampoo category and lower Cutex sales due to softness in the nail polish remover category as more women choose to have their nails manicured at salons.

Household Cleaning Segment
The Household Cleaning segment sales increased $9.9 million, or 10.1%, to $107.8 million for 2006 from $97.9 million for 2005. The increase in sales over the prior year resulted from the Chore Boy acquisition, as well as sales growth in 2006 from both the Comet and Spic and Span brands. The Comet sales increase was driven by strong retail consumption of powder and sprays and expanded distribution of Comet Cream. The Spic and Span sales increase was driven by increased distribution within the mass market channel of distribution.

Gross Profit
Gross profit increased by $7.1 million, or 4.8%, to $157.2 million for 2006 from $150.1 million for 2005. As a percentage of sales, gross profit increased to 53.0% for 2006 from 51.9% in 2005. Excluding the inventory step-up costs of $0.2 million in 2006 and $5.3 million in 2005, gross profit as percent of sales would have decreased to 53.1% for 2006 from 53.8% for 2005. The decrease in gross profit as a percentage of net sales resulted primarily from a shift in the sales mix toward the Household Cleaning segment. The Household Cleaning segment has a lower gross margin as a percent of sales relative to the Over-the-Counter and Personal Care segments.

Over-the-Counter Drug Segment
The Over-the-Counter Drug segment’s gross profit increased by $4.0 million, or 4.1%, to $102.4 million for 2006 from $98.4 million for 2005. As a percentage of sales, gross profit increased to 63.6% for 2006 from 61.9% in 2005. Excluding the inventory step-up costs of $0.2 million in 2006 and $2.7 million in 2005, gross profit as a percent of sales would have increased to 63.8% for 2006 from 63.6% for 2005. The increase was primarily a result of a favorable product mix, partially offset by higher transportation, packaging and commodity costs.

Personal Care Segment
Gross profit for the Personal Care segment declined by $3.7 million, or 23.4%, to $12.1 million for 2006 from $15.8 million for 2005. The decrease in gross profit was due to the sales decline, as well as higher product and transportation costs. The increased product costs were the result of higher packaging and raw material costs and the introduction of a “value” size for Denorex in the third quarter of 2005.

Household Cleaning Segment
The Household Cleaning segment’s gross profit increased by $6.8 million, or 19.1%, to $42.7 million for 2006 from $35.9 million for 2005. As a percentage of sales, gross profit increased to 39.6% for 2006 from 36.6% in 2005. Excluding charges related to the inventory step-up of $2.4 million for 2005, gross profit as a percentage of sales would have been 39.6% for 2006 compared to 39.1% for 2005. An increase in transportation costs in 2006 was offset by a favorable product mix.

Contribution Margin
Contribution margin increased by $4.8 million, or 4.0%, to $125.2 million for 2006 from $120.4 million for 2005. The increase in contribution margin was due to the increased gross profit discussed above and a reduction of advertising and promotion spending in the Personal Care segment, partially offset by increased advertising and promotion spending on the core brands in the Over-the-Counter Drug segment and increases associated with the acquisitions of the Little Remedies, Chore Boy and The Doctor’s brands.

Over-the-Counter Drug Segment
Contribution margin for the Over-the-Counter Drug segment increased by $0.1 million, or 0.2%, to $80.0 million for 2006 from $79.9 million for 2005. The increase in contribution margin was due to the increased gross profit discussed above, offset by increased spending behind Chloraseptic, Clear eyes, Little Remedies and Compound

W, as well as by spending behind The Doctor’s brand.

Personal Care Segment
Contribution margin for the Personal Care segment was $8.9 million for 2006, $1.4 million, or 13.2%, below 2005 of $10.3 million. The decrease in contribution margin was due to the decrease in gross margin discussed above, partially offset by a reduction of $2.3 million of advertising and promotion expenses. The reduction in advertising and promotion expenses resulted primarily from the reduction of media support behind the Denorex brand.

Household Cleaning Segment
Contribution margin for the Household Cleaning segment increased by $6.0 million, or 19.9%, to $36.2 million for 2006 from $30.2 million for 2005. The increase in contribution margin was due to the increased gross profit discussed above, partially offset by an increase in advertising and promotion expenses. The increase in advertising and promotion expenses was a result of increased Comet media spending and advertising and promotion expenditures in support of the Chore Boy brand.

General and Administrative Expenses
General and administrative expenses increased by $0.9 million, or 4.6%, to $21.1 million for 2006 from $20.2 million for 2005. The increase was due to accounting and legal costs associated with the Company’s restatement of financial results, initial year testing in connection with compliance with the provisions of Section 404 of the Sarbanes-Oxley Act, increased staffing and stock-based compensation expense resulting from the application of Statement No. 123(R). These increases were partially offset by a significant reduction in employee incentive compensation as a result of the Company’s financial performance in 2006 not meeting internal objectives.

Depreciation and Amortization Expense
Depreciation and amortization expense increased by $1.0 million, or 10.2%, to $10.8 million for 2006 from $9.8 million for 2005. The increase was primarily due to amortization of intangible assets acquired with the Vetco and Dental Concepts acquisitions.

Impairment of Intangible Assets and Goodwill
During the fourth quarter of 2006, we recorded non-cash charges related to the impairment of certain intangible assets and goodwill of the Personal Care segment of $7.4 million and $1.9 million, respectively. We performed our impairment analyses of intangible assets and goodwill and determined, in accordance with FASB Statements No.142 and 144, that the carrying amounts of these “branded” assets exceeded their fair market values as a result of declining sales.

Net Interest Expense
Net interest expense was $36.3 million in 2006 compared to $44.7 million in 2005. The decrease in interest expense of $8.4 million, or 18.7%, was due to the reduction of indebtedness outstanding, partially offset by higher interest rates on the remaining indebtedness. In February 2005, the Company significantly reduced debt with the proceeds from its IPO.

Loss on Extinguishment of Debt
For 2006 the loss on extinguishment of debt was $0, compared to $26.9 million for 2005. The $26.9 million loss on extinguishment of debt consisted of $19.3 million of charges related to the $184.0 million of debt retired in connection with our IPO and $7.6 million related to the write-off of deferred financing costs associated with the borrowings retired in connection with the Medtech acquisition.

Income Taxes
The provision for income taxes in 2006 was $21.3 million, with an effective rate of 44.7%, compared to a provision of $8.6 million for 2005, with an effective rate of 45.6%. The provision for income taxes in 2006 includes a $2.0 million charge, recorded during the quarter ended March 31, 2006, resulting from an increase in the state tax rate associated with the Company’s deferred tax liability. The increase resulted from the completion of a state tax nexus study during the quarter. The provision for income taxes in 2005 includes a $1.2 million charge, recorded during the quarter ended March 31, 2005, resulting from an increase in the Company’s graduated federal income tax rate from 34% to 35% related to its deferred income tax liability.

Results of Operations of Prestige Brands Holdings, Inc. and Combined Medtech Holdings, Inc. and The Denorex Company (the “predecessor”)

The following table sets forth the unaudited net sales, gross profit and contribution margin, defined as gross profit less advertising and promotion, or A&P, by segment:

	Year Ended March 31
	2005	2004	2004
(In Thousands)	(successor basis)	(combined basis (1))	(pro forma basis (2))
Net Sales	(Unaudited)
Over-the-counter drug	$159,010	$55,000	$137,758
Personal care	32,162	28,496	34,863
Household cleaning	97,897	1,395	96,170
Other	—	387	387
Total net sales	$289,069	$85,278	$269,178

Gross Profit
Over-the-counter drug	$98,440	$34,133	$86,959
Personal care	15,762	14,114	16,804
Household cleaning	35,858	438	35,815
Other	—	387	387
Total gross profit	$150,060	$49,072	$139,965

Contribution Margin
Over-the-counter drug	$79,897	$28,208	$70,113
Personal care	10,264	8,757	10,315
Household cleaning	30,202	392	25,832
Other	—	387	387
Total contribution margin	$120,363	$37,744	$106,647

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

Fiscal 2005 compared to Fiscal 2004

The information presented above for the analysis of net sales, gross profit and contribution margin for 2005 compared to 2004 was derived by comparing the financial statements for 2005 of Prestige Holdings to (1) the sum of the historical financial statements of the predecessor company for the period from April 1, 2003 to February 5, 2004 and (2) the results of Prestige Holdings for the period from February 6, 2004 through March 31, 2004.

Net Sales
Net sales increased by $203.8 million, or 239.0%, to $289.1 million for 2005 from $85.3 million for 2004. The sales increase was driven by the acquisitions of Spic and Span, Bonita Bay and Vetco in March 2004, April 2004 and October 2004, respectively. The Over-the-Counter Drug segment had net sales of $159.0 million for 2005, an increase of $104.0 million, or 189.1%, over net sales of $55.0 million for 2004. The Household Cleaning segment, which was acquired as part of the Spic and Span and Bonita Bay acquisitions, had sales of $97.9 million for 2005, a $96.5 million increase over net sales of $1.4 million for 2004. The Personal Care segment had net sales of $32.2 million for 2005, a $3.7 million, or 12.9%, increase over net sales of $28.5 million for 2004. On a pro forma basis, net sales increased by $19.9 million or 7.4%, to $289.1 million for 2005 from $269.2 million for 2004. The increase in overall net sales was driven by the Over-the-Counter Drug segment.

Over-the-Counter Drug Segment
On a pro forma basis, the increase in overall net sales was driven by the Over-the-Counter Drug segment which had net sales of $159.0 million for 2005, compared to pro forma net sales of $137.8 million in 2004, an increase $21.2 million or 15.4%. The strong sales performance compared to 2004 was led by Compound W, which benefited from very strong Freeze Off sales, Clear eyes, and Chloraseptic. Chloraseptic had a very strong fourth quarter due to the “late” flu season in 2005 compared to an “early” flu season in 2004. The Little Remedies brand, acquired in the Vetco acquisition in October 2004, contributed approximately $8.0 million to sales in 2005.

Personal Care Segment
On a pro forma basis, the Personal Care segment showed a sales decline of $2.7 million, or 7.7%, to $32.2 million for 2005 from $34.9 million for 2004. The sales decrease was driven by declines for the Cutex and Denorex brands. The Denorex sales decline reflected a loss in market share during 2005. The Cutex sales decline was reflective of a decline for the entire nail polish remover category for 2005 versus 2004.

Household Cleaning Segment
On a pro forma basis, the Household Cleaning segment showed a sales increase of $1.7 million, or 1.8%, to $97.9 million for 2005 from pro forma net sales of $96.2 million for 2004. Both the Comet and Spic and Span brands showed sales increases over the prior year. The Comet sales increase was driven by increases for the Powder line and for the Comet cream product, as distribution of that item was increased. Partially offsetting those increases were declines for the discontinued Clean and Flush disposable toilet bowl brush system. The Spic and Span sales increase was driven by increased distribution, particularly in the dollar store channel.

Gross Profit
Gross profit increased by $101.0 million, or 205.8%, to $150.1 million for 2005 from $49.1 million for 2004. The increase was due to the sales increase discussed above. As a percentage of sales, gross profit declined to 51.9% for 2005 from 57.5% for 2004. The decrease in gross profit as a percentage of net sales was primarily due to the acquisition of the Spic and Span and Comet brands in the Household Products segment at the end of 2004 and the beginning of 2005, respectively. Gross profit for the Spic and Span and Comet brands is lower than the gross profit for the Over-the-Counter Drug and Personal Care segments.

On a pro forma basis, gross profit increased by $10.1 million, or 7.2%, to $150.1 million for 2005 from $140.0 million for 2004. The increase in gross profit was due to the sales increase discussed above. Gross profit as a percentage of sales was 51.9% for 2005, which was slightly below the gross profit percentage of 52.0% for 2004. The decline was almost entirely due to the effect of the inventory step-up resulting from the acquisition of the predecessor business by GTCR in 2004. Excluding the inventory step-up costs of $5.3 million in 2005 and $3.0 million in 2004 would have resulted in gross profit percentages of 53.7% for 2005 and 53.1% for 2004.

Over-the-Counter Drug Segment
On a pro forma basis, the Over-the-Counter Drug segment’s gross profit increased by $11.5 million, or 13.2%, to $98.4 million for 2005 from $87.0 million for 2004. The increase in gross profit was due to the sales increase discussed above. As a percentage of sales, gross profit for 2005 declined to 61.9% from 63.1% for 2004. The decline in gross profit as a percentage of sales was primarily due to sales mix, as Compound W Freeze Off, with a lower gross profit percentage than the average of the Over-the-Counter Drug segment, accounted for a larger portion of segment sales in 2005.

Personal Care Segment
On a pro forma basis, gross profit for the Personal Care segment declined by $1.0 million, or 6.2%, to $15.8 million for 2005 from $16.8 million for 2004. The decrease in gross profit was due to the sales decline. Gross profit as a percentage of sales improved to 49.0% for 2005 from 48.2% for 2004. The improvement in gross profit as a percentage of sales was due to a favorable sales mix.

Household Cleaning Segment
On a pro forma basis, the Household Cleaning segment’s gross profit improved slightly to $35.9 million for 2005 from $35.8 million for 2004. Excluding charges related to the inventory step-ups of $2.4 million for 2005 and

$1.8 million for 2004, gross profit would have been $38.2 million, or 39.1%, for 2005 compared to $37.6 million, or 39.1%, for 2004.

Contribution Margin
Contribution margin increased by $82.6 million, or 218.9%, to $120.4 million for 2005 from $37.7 million for 2004. The increase in contribution margin was due to the increased gross profit discussed above, partially offset by increased advertising and selling expenses associated with the acquisitions of the Spic and Span, Bonita Bay and Vetco brands.

On a pro forma basis, contribution margin increased by $13.7 million, or 12.9%, to $120.4 million for 2005 from $106.6 million for 2004. The increase in contribution margin was due to the increased gross profit combined with a decrease in advertising and selling expenses. The decrease in advertising and selling expenses was primarily due to synergistic savings related to advertising agency fees, media buying service fees and sales broker commissions resulting from the combination of the Medtech, Spic and Span and Bonita Bay companies in 2005. In addition, approximately $2.5 million of advertising and selling expenses related to the Comet Clean and Flush disposable toilet bowl brush in 2004 were not repeated in 2005.

Over-the-Counter Drug Segment
Pro forma contribution margin for the Over-the-Counter Drug segment increased by $9.8 million, or 14.0%, to $79.9 million for 2005 from $70.1 million for 2004. The increase in pro forma contribution margin was driven by the sales increase discussed above.

Personal Care Segment
Pro forma contribution margin for the Personal Care segment was flat at $10.3 million for both 2005 and 2004.

Household Cleaning Segment
Pro forma contribution margin for the Household Cleaning segment increased by $4.4 million, or 16.9%, to $30.2 million for 2005 from $25.8 million for 2004. The increase was driven by the reduction in advertising and selling expenses resulting from the synergies discussed above and the elimination of support behind the discontinued Comet Clean and Flush product.

General and Administrative Expenses
General and Administrative expenses increased by $6.5 million, or 47.2%, to $20.2 million for 2005 from $13.7 million for 2004. The increase was due to the additional expenses associated with adding the brands acquired in the Spic and Span, Bonita Bay and Vetco acquisitions.

On a pro forma basis, general and administrative expenses decreased by $6.9 million, or 25.5%, to $20.2 million for 2005 from $27.1 million for 2004. The decrease from 2004 resulted from the synergies achieved as a result of the combination of the Medtech, Spic and Span and Bonita Bay companies in 2005, and the non-recurrence of a one time bonus paid to management in 2004 related to the Medtech acquisition.

Depreciation and Amortization Expense
Depreciation and amortization expense increased by $4.4 million, or 80.5%, to $9.8 million for 2005 from $5.4 million for 2004. The increase was primarily due to amortization of intangible assets related to acquisitions and an increase in depreciation related to the Bonita Bay acquisition.

Net Interest Expense
Net interest expense increased by $34.8 million, or 352.6%, to $44.7 million for 2005 from $9.9 million for 2004. The increase in interest expense was primarily due to the increased levels of indebtedness outstanding after the acquisitions referenced above.

Loss on Extinguishment of Debt
In 2005, the Company incurred a loss on the extinguishment of debt of $26.9 million, which consisted of $19.3 million of charges related to the $184.0 million of debt retired in connection with our IPO and $7.6 million related to the write-off of deferred financing costs and discount on debt associated with the borrowings retired in connection with the Medtech acquisition.

Income Taxes
The provision for income taxes for 2005 was $8.6 million, with an effective rate of 45.6%, compared to a provision of $2.9 million for 2004, with an effective rate of 40.2%. The increase in the effective tax rate for year 2005 was primarily due to an increase in the Company’s graduated federal income tax rate from 34% to 35% related to its deferred income tax liability. This resulted in a one-time, non cash charge to income tax expense of approximately $1.2 million in the quarter ended March 31, 2005.

Liquidity and Capital Resources

We have historically financed our operations with a combination of internally generated funds and borrowings. Our principal uses of cash are for operating expenses, servicing long-term debt, acquisitions, working capital, and capital expenditures.

	Year Ended March 31,
	2006	2005	2004
	(Successor Basis)	(Successor Basis)	(Combined Basis (1))
Cash provided by (used in):
Operating activities	$53,861	$51,042	$6,137
Investing activities	(54,163)	(425,844)	(167,450)
Financing activities	3,168	376,743	163,344

(1) Includes combined results for the period from April 1, 2003 through February 5, 2004 (predecessor basis) and the period from February 6, 2004 through March 31, 2004 (successor basis).

Operating Activities

Fiscal 2006 compared to fiscal 2005
Net cash provided by operating activities was $53.9 million for 2006 compared to $51.0 million for 2005. The $2.9 million increase was primarily due to net income of $26.3 million, adjusted for non-cash items of $38.1 million for 2006, compared to net income of $10.2 million, adjusted for non-cash items of $48.0 million for 2005. Working capital increased by $10.6 million, exclusive of the impact of the Dental Concepts acquisition, for 2006, primarily due to an increase in accounts receivable of $1.4 million, inventories of $7.2 million and a decrease in accounts payable and accrued expenses of $4.6 million, offset by a reduction in prepaid expenses of $2.6 million. The Company’s cash flow from operations continues to exceed net income due to the substantial non-cash charges related to impairment of goodwill and intangibles, depreciation and amortization of intangibles, increases in deferred income tax liabilities resulting from the amortization of intangible assets and goodwill for income tax purposes, net operating loss carryforwards, and the amortization of certain deferred financing costs.

Fiscal 2005 compared to fiscal 2004
Net cash provided by operating activities was $51.0 million for 2005 compared to $6.1 million for 2004. The $44.9 million increase was primarily due to net income of $10.2 million, adjusted for non-cash items of $47.9 million for 2005, compared to net income of $4.4 million, adjusted for non-cash items of $9.8 million for 2004. Working capital increased by $7.2 million, exclusive of the impact of the Bonita Bay acquisition, for 2005, primarily due to an increase in accounts receivable of $7.2 million, due to the net sales increase during the period, and a decrease in accounts payable and accrued expenses of $1.3 million, offset by a reduction in inventories of $2.9 million.

Investing Activities

Fiscal 2006 compared to fiscal 2005
Net cash used in investing activities was $54.2 million for 2006 compared to net cash used of $425.8 million for 2005. The net cash used in investing activities for 2006 was primarily for the acquisitions of the Chore Boy brand in October 2005 and Dental Concepts in November 2005. The net cash used in investing activities for 2005 was primarily for the acquisitions of Bonita Bay in April 2004 and Vetco in October 2004.

Fiscal 2005 compared to fiscal 2004
Net cash used in investing activities was $425.8 million for 2005 compared to net cash used of $167.5 million for 2004. The net cash used in investing activities for 2005 was primarily for the acquisitions of Bonita Bay in April 2004 and Vetco in October 2004. The net cash used in investing activities for 2004 was primarily for the acquisitions of Medtech/Denorex in February 2004 and Spic and Span in March 2004.

Financing Activities

Fiscal 2006 compared to fiscal 2005
Net cash provided by financing activities was $3.2 million for 2006 compared to $376.7 million for 2005. Net cash provided by financing activities for 2006 was primarily due to $30.0 million of borrowings on the Company’s revolving credit facility to finance the purchase of Dental Concepts offset by $23.0 million of repayments on the revolving credit facility and $3.7 million of mandatory principal payments on the term loan. Net cash provided by financing activities for 2005 was primarily a function of the following events: (i) to finance the acquisitions of Bonita Bay and Vetco, the Company borrowed $698.5 million and issued preferred units and common units of $58.7 million, (ii) repayment of the debt incurred in February 2004 at the time of the Medtech/Denorex acquisition, the pay down of the revolving credit facility and scheduled payments on current debt which all totaled $345.5 million, (iii) the February 2005 IPO raised $416.8 million, and (iv) proceeds of the IPO were used to repay $184.0 million of debt, repurchase $199.8 million of senior preferred units and class B preferred units, and to repurchase 4.4 million shares of common stock for $30.2 million.

Fiscal 2005 compared to fiscal 2004
Net cash provided by financing activities was $376.7 million for 2005 compared to $163.3 million for 2004. Net cash provided by financing activities for 2005 was primarily due to two events. In 2004, to finance the acquisitions of Bonita Bay and Vetco, the Company borrowed $698.5 million and issued preferred units and common units of $58.7 million. The increase in debt was partially offset by repayment of the debt incurred in February 2004 at the time of the Medtech/Denorex acquisition, the pay down of the revolving credit facility and scheduled payments on current debt which all totaled $345.5 million. On February 15, 2005, the initial public offering raised $416.8 million. Proceeds were used to repay $184.0 million of debt, repurchase $199.8 million of senior preferred units and class B preferred units, and to repurchase 4.4 million shares of common stock for $30.2 million.

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

In connection with the Bonita Bay acquisition, Prestige Brands, Inc. also issued $210.0 million of 9 1/4% senior subordinated notes due 2012. The notes are guaranteed by Prestige Brands International, LLC, our intermediate holding company, and all of its domestic subsidiaries, other than the issuer (Prestige Brands, Inc.), on a senior subordinated basis. The indenture governing the notes contains covenants restricting specified corporate actions, including, incurrence of indebtedness, payment of dividends and other specified payments, repurchasing Company equity securities in the public markets, making loans and investments, creating liens, asset dispositions, acquisitions, changes of control and transactions with affiliates.

On February 15, 2005, our initial public offering of common stock resulted in net proceeds of $416.8 million. The proceeds were used to repay the $100.0 million outstanding under the Tranche C facility of our senior credit facility (plus a repayment premium of $3.0 million and accrued interest of $0.5 million), and to redeem $84.0 million in aggregate principal amount of our existing 9 1/4% senior subordinated notes (plus a redemption premium of $7.8 million and accrued interest of $3.3 million). Effective upon the completion of the IPO, we entered into an amendment to the credit agreement that, among other things, allows us to increase the indebtedness under our Tranche B facility by $200.0 million and allows for an increase in our revolving credit facility up to $60 million.

As of March 31, 2006, the Company had an aggregate of $498.6 million of outstanding indebtedness, which consisted of the following:

•	$365.6 million of borrowings under the senior term loan facility,

•	$7.0 million under the revolving credit facility, and

•	$126.0 million of 9 1/4% senior subordinated notes due 2012.

The Company had $53.0 million of borrowing capacity available under the revolving credit facility at such time, as well as $200.0 million available under the senior term loan facility.

All loans under the Senior Credit Facility bear interest at floating rates, based on either the prime rate, or at our option, a the LIBOR rate, plus an applicable margin. As of March 31, 2006, an aggregate of $372.6 million was outstanding under the Senior Credit Facility at a weighted average interest rate of 7.2%.

On June 30, 2004, the Company paid $52,000 for a 5% interest rate cap agreement with a notional amount of $20.0 million. The interest rate cap terminates in June 2006. On March 7, 2005, the Company paid $2.3 million for interest rate cap agreements that became effective August 30, 2005, with a total notional amount of $180.0 million and LIBOR cap rates ranging from 3.25% to 3.75%. The interest rate cap agreements terminate on May 30, 2006, 2007 and 2008 as to $50.0 million, $80.0 million and $50.0 million, respectively. The fair value of the interest rate cap agreements was $3.3 million at March 31, 2006.

The term loan facility matures in April 2011. We must make quarterly amortization payments on the term loan facility equal to 0.25% of the initial principal amount of the term loan. The revolving credit facility matures and the commitments relating to the revolving credit facility terminate in April 2009. The obligations under the senior credit facility are guaranteed on a senior basis by Prestige Brands International, LLC and all of its domestic subsidiaries, other than the borrower (Prestige Brands, Inc.), and are secured by substantially all of our assets.

The Senior Credit Facility and the indenture governing the Senior Notes contain various financial covenants, as applicable, including covenants that require us to maintain certain leverage ratios, interest coverage ratios and fixed charge coverage ratios, as well as covenants restricting us from undertaking specified corporate actions, including, asset dispositions, acquisitions, payment of dividends and other specified payments, repurchasing the Company’s equity securities in the public markets, changes of control, incurrence of indebtedness, creation of liens, making loans and investments and transactions with affiliates. Specifically, we must:

•	have a leverage ratio of less than 5.25 to 1.0 for the quarter ended March 31, 2006, decreasing over time to 3.75 to 1.0 for the quarter ending September 30, 2010, and remaining level thereafter,

•	have an interest coverage ratio of greater than 2.75 to 1.0 for the quarter ended March 31, 2006, increasing to 3.25 to 1.0 for the quarter ending March 31, 2010, and

•	have a fixed charge coverage ratio of greater than 1.5 to 1.0 for the quarter ended March 31, 2006, and for each quarter thereafter until the quarter ending March 31, 2011.

We were in compliance with the applicable financial and restrictive covenants under the Senior Credit Facility and the indenture governing the Senior Notes at March 31, 2006.

Our principal sources of funds are anticipated to be cash flows from operating activities and available borrowings under the revolving credit facility and Tranche B facility. We believe that these funds will provide us with sufficient liquidity and capital resources for us to meet our current and future financial obligations, as well as to provide funds for working capital, capital expenditures and other needs for at least the next 12 months. We regularly review acquisition opportunities and other potential strategic transactions, which may require additional debt or equity financing. If additional financing is required, there are no assurances that it will be available, or if available, that it can be obtained on terms favorable to us or on a basis that is not dilutive to our stockholders.

Commitments

As of March 31, 2006, we had ongoing commitments under various contractual and commercial obligations as follows:

	Payments Due by Period
(In Millions)		Less than	1 to 3	4 to 5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years
Long-term debt	$498.6	$3.7	$7.5	$14.6	$472.8
Interest on long-term debt (1)	200.3	38.2	75.6	73.9	12.6
Operating leases	1.9	0.7	1.1	0.1	--
Total contractual cash obligations	$700.8	$42.6	$84.2	$88.6	$485.4

(1)
Represents the estimated interest obligations on the outstanding balances of the Revolving Credit Facility, Tranche B Term Loan Facility and Senior Notes, together, assuming scheduled principal payments (based on the terms of the loan agreements) were made and assuming a weighted average interest rate of 7.76%. Estimated interest obligations would be different under different assumptions regarding interest rates or timing of principal payments. If interest rates on borrowings with variable rates increased by 1%, interest expense would increase approximately $3.7 million, in the first year. However, given the protection afforded by the interest rate cap agreements, the impact of a one percentage point increase would be limited to $2.3 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or financing activities with special-purpose entities.

Inflation

Inflationary factors such as increases in the costs of raw materials, packaging materials, purchased product and overhead may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial condition or results from operations for the periods referred to above, a high rate of inflation in the future could have a material adverse effect on our business, financial condition or results from operations. The recent increase in crude oil prices has had an adverse impact on transportation costs, as well as, certain petroleum based raw materials and packaging material. Although the Company takes efforts to minimize the impact of inflationary factors, including raising prices to our customers, a high rate of pricing volatility associated with crude oil supplies may continue to have an adverse effect on our operating results.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLR Act”), including, without limitation, information within Management’s Discussion and Analysis of Financial Condition and Results of Operations. The following cautionary statements are being made pursuant to the provisions of the PSLR Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLR Act. Although we believe that our expectations are based on reasonable assumptions, actual results may differ materially from those in the forward-looking statement.

Forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Except as required under federal securities laws and the rules and regulations of the SEC, we do not have any intention to update any forward-looking statements to reflect events or circumstances arising after the date of this Annual Report on Form 10-K, whether as a result of new information, future events or otherwise. As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on forward-looking statements included in this Annual Report on Form 10-K or that may be made elsewhere from time to time by, or on behalf of, us. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

These forward-looking statements generally can be identified by the use of words or phrases such as “believe,” “anticipate,” “expect,” “estimate,” “project,” “will be,” “will continue,” “will likely result,” or other similar words and phrases. Forward-looking statements and our plans and expectations are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, and our business in general is subject to such risks. For more information, see “Risk Factors” contained in Item 1A of this Annual Report on Form 10-K. In addition, our expectations or beliefs concerning future events involve risks and uncertainties, including, without limitation:

•	general economic conditions affecting our products and their respective markets,

•	the high level of competition in our industry and markets,

•	our dependence on a limited number of customers for a large portion of our sales,

•	disruptions in our distribution center,

•	acquisitions or other strategic transactions diverting managerial resources, or incurrence of additional liabilities or integration problems associated with such transactions,

•	changing consumer trends or pricing pressures which may cause us to lower our prices,

•	increases in supplier prices,

•	changes in our senior management team,

•	our ability to protect our intellectual property rights,

•	our dependency on the reputation of our brand names,

•	shortages of supply of sourced goods or interruptions in the manufacturing of our products,

•	our level of debt, and ability to service our debt,

•	our ability to obtain additional financing, and

•	the restrictions imposed by our senior credit facility and the indenture on our operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET  RISK

We are exposed to changes in interest rates because our senior credit facility is variable rate debt. Interest rate changes, therefore, generally do not affect the market value of such debt, but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. At March 31, 2006, we had variable rate debt of approximately $365.6 million related to our Tranche B term loan and $7.0 million outstanding on our Revolving Credit Facility.

In an effort to protect the Company from the adverse impact that rising interest rates would have on our variable rate debt, we have entered into various interest rate cap agreements to hedge this exposure. On June 30, 2004, we paid $52,000 for a 5% interest rate cap agreement with a notional amount of $20.0 million. The interest rate cap terminates in June 2006. On March 7, 2005 we paid $2.3 million for interest rate cap agreements that became effective August 30, 2005, with a total notional amount of $180.0 million and LIBOR cap rates ranging from 3.25% to 3.75%. The interest rate cap agreements terminate on May 30, 2006, 2007 and 2008 as to $50.0 million, $80.0 million and $50.0 million, respectively. The fair value of the interest rate cap agreements was $3.3 million at March 31, 2006.

Holding other variables constant, including levels of indebtedness, a one percentage point increase in interest rates on our variable debt would have an adverse impact on pre-tax earnings and cash flows for fiscal 2007 of approximately $3.7 million. However, given the protection afforded by the interest rate cap agreements, the impact of a one percentage point increase would be limited to $2.3 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this Item are described in Part IV, Item 15 of this Annual Report on Form 10-K and are presented beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2006, the Company’s disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e).

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended March 31, 2006 in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance as to the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable, not absolute, assurance that the control objectives will be met. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate over time.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2006. In making its assessment, management has used the criteria established by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control - Integrated Framework.

Based on our assessment and those criteria, management has concluded that the Company’s internal control over financial reporting was effective as of March 31, 2006.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting, as of March 31, 2006, has been audited by PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, who also audited the Company’s consolidated financial statements, as stated in their report included in Part IV, Item 15, of this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required to be disclosed by this Item is contained in the Company’s 2006 Proxy Materials, which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information required to be disclosed by this Item is contained in the Company’s 2006 Proxy Materials, which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required to be disclosed by this Item is contained in the Company’s 2006 Proxy Materials, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required to be disclosed by this Item is contained in the Company’s 2006 Proxy Materials, which is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required to be disclosed by this Item is contained in the Company’s 2006 Proxy Materials, which is incorporated herein by reference.

Part IV

ITEM 15  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)    Financial Statements

Prestige Brands Holdings, Inc.
Reports of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP)
Consolidated Statements of Operations for the years ended March 31, 2006 and 2005, and for the periods from February 6, 2004 to March 31, 2004 (successor basis) and from April 1, 2003 to February 5, 2004 (predecessor basis)

Consolidated Balance Sheets as of March 31, 2006 and 2005
Consolidated Statements of Members’ and Stockholders’ Equity and Comprehensive Income for the years ended March 31, 2006 and 2005, and for the periods from February 6, 2004 to March 31, 2004 (successor basis) and from April 1, 2003 to February 5, 2004 (predecessor basis)

Consolidated Statements of Cash Flows for the years ended March 31, 2006 and 2005, and for the periods from February 6, 2004 to March 31, 2004 (successor basis) and from April 1, 2003 to February 5, 2004 (predecessor basis)

Notes to Consolidated Financial Statements
Schedule II—Valuation and Qualifying Accounts

Prestige Brands International, LLC
Reports of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP)
Consolidated Statements of Operations for the years ended March 31, 2006 and 2005, and for the periods from February 6, 2004 to March 31, 2004 (successor basis) and from April 1, 2003 to February 5, 2004 (predecessor basis)

Consolidated Balance Sheets as of March 31, 2006 and 2005
Consolidated Statements of Members’ Equity and Comprehensive Income for the years ended March 31, 2006 and 2005, and for the periods from February 6, 2004 to March 31, 2004 (successor basis) and from April 1, 2003 to February 5, 2004 (predecessor basis)

Consolidated Statements of Cash Flows for the years ended March 31, 2006 and 2005, and for the periods from February 6, 2004 to March 31, 2004 (successor basis) and from April 1, 2003 to February 5, 2004 (predecessor basis)

Notes to Consolidated Financial Statements
Schedule II—Valuation and Qualifying Accounts

(a) (2)    Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts listed in (a)(1) above is included herein. Schedules other than those listed in the preceding sentence have been omitted as they are either not required, not applicable, or the information has otherwise been shown in the consolidated financial statements or notes thereto.

 (b) Exhibits

The exhibits listed below are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K. See Exhibit Index immediately following the signature pages to this Annual Report on Form 10-K.

EXHIBIT NO.	DESCRIPTION
1.1	Form of Underwriting Agreement (filed as Exhibit 1.1 to Prestige Brands Holdings, Inc.’s Form S-1/A filed on February 8, 2005).+
2.1
Asset Sale and Purchase Agreement, dated July 22, 2005, by and among Reckitt Benckiser Inc., Reckitt Benckiser (Canada) Inc., Prestige Brands Holdings, Inc. and The Spic and Span Company (filed as Exhibit 2.1 to Prestige Brands Holdings, Inc.’s Form 8-K filed on July 28, 2005).+

2.2
Unit Purchase Agreement, dated as of November 9, 2005, by and between Prestige Brands Holdings, Inc., and each of Dental Concepts, LLC, Richard Gaccione, Combined Consultants DBPT Gordon Wade, Douglas A.P. Hamilton, Islandia L.P., George O’Neill, Abby O’Neill, Michael Porter, Marc Cole and Michael Lesser (filed as Exhibit 10.1 to Prestige Brands Holdings, Inc.’s Form 10-Q filed on February 14, 2006).+

3.1	Amended and Restated Certificate of Incorporation of Prestige Brands Holdings, Inc. (filed as Exhibit 3.1 to Prestige Brands Holdings, Inc.’s Form S-1/A filed on February 8, 2005).+
3.2	Amended and Restated Bylaws of Prestige Brands Holdings, Inc. (filed as Exhibit 3.2 to Prestige Brands Holdings, Inc.’s Form S-1/A filed on February 8, 2005).+
3.3	Certificate of Formation of Prestige Brands International, LLC (filed as Exhibit 3.3 to Prestige Brands, Inc.’s Form S-4 filed on July 6, 2004).+
3.4	Limited Liability Company Agreement of Prestige Brands International, LLC (filed as Exhibit 3.4 to Prestige Brands, Inc.’s Form S-4 filed on July 6, 2004).+
4.1	Form of stock certificate for common stock (filed as Exhibit 4.1 to Prestige Brands Holdings, Inc.’s Form S-1/A filed on January 26, 2005).+
4.2
Indenture, dated April 6, 2004, among Prestige Brands, Inc., each Guarantor thereto and U.S. Bank National Association, as Trustee (filed as Exhibit 4.1 to Prestige Brands, Inc.’s Form S-4 filed on July 6, 2004).+

4.3	Form of 9¼% Senior Subordinated Note due 2012 (contained in Exhibit 4.2 to this Annual Report on Form 10-K).+
10.1
Credit Agreement, dated April 6, 2004, among Prestige Brands, Inc., Prestige Brands International, LLC, the Lenders thereto, the Issuers thereto, Citicorp North America, Inc. as Administrative Agent and as Tranche C Agent, Bank of America, N.A. as Syndication Agent, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Documentation Agent (filed as Exhibit 10.1 to Prestige Brands Holdings, Inc.’s Form S-1 filed on July 28, 2004).+

10.2
Form of Amendment No. 1 to the Credit Agreement, dated as of April 6, 2004, among Prestige Brands, Inc., Prestige Brands International, LLC, the Lenders thereto, the Issuers thereto, Citicorp North America, Inc., as administrative agent, Bank of America, N.A., as syndication agent, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc., as documentation agent (filed as Exhibit 10.1.1 to Prestige Brands Holdings, Inc.’s Form S-1/A filed on February 8, 2005).+

10.3
Pledge and Security Agreement, dated April 6, 2004, by Prestige Brands, Inc. and each of the Grantors party thereto, in favor of Citicorp North America, Inc. as Administrative Agent and Tranche C Agent (filed as Exhibit 10.2 to Prestige Brands Holdings, Inc.’s Form S-1 filed on July 28, 2004).+

10.4
Intercreditor Agreement, dated April 6, 2004, between Citicorp North America, Inc. as Administrative Agent and as Tranche C Agent, Prestige Brands, Inc., Prestige Brands International, LLC and each of the Subsidiary Guarantors thereto (filed as Exhibit 10.3 to Prestige Brands Holdings, Inc.’s Form S-1 filed on July 28, 2004).+

10.5	Purchase Agreement, dated March 30, 2004, among Prestige Brands, Inc. each Guarantor thereto and

Citigroup Global Markets Inc. as Representative of the Initial Purchasers (filed as Exhibit 10.5 to Prestige Brands Holdings, Inc.’s Form S-1 filed on July 28, 2004).+
10.6
Registration Rights Agreement, dated April 6, 2004, among Prestige Brands, Inc., each Guarantor thereto, Citigroup Global Markets Inc. as Representative of the Initial Purchasers (filed as Exhibit 10.6 to Prestige Brands Holdings, Inc.’s Form S-1 filed on July 28, 2004).+

10.7
Unit Purchase Agreement, dated February 6, 2004, by and among Medtech/Denorex, LLC, GTCR Fund VIII, L.P., GTCR Fund VIII/B, L.P., GTCR Co-Invest II, L.P. and the TCW/Crescent Purchasers thereto (filed as Exhibit 10.8 to Prestige Brands Holdings, Inc.’s Form S-1 filed on July 28, 2004).+

10.8
First Amendment, Acknowledgment and Supplement to Unit Purchase Agreement, dated April 6, 2004, to the Unit Purchase Agreement, dated February 6, 2004, by and among Medtech/Denorex, LLC, GTCR Fund VIII, L.P., GTCR Fund VIII/B, L.P., GTCR Co-Invest II, L.P. and the TCW/Crescent Purchasers thereto (filed as Exhibit 10.9 to Prestige Brands Holdings, Inc.’s Form S-1 filed on July 28, 2004).+

10.9
Second Amendment, Acknowledgement and Supplement to Unit Purchase Agreement, dated April 6, 2004, to the Unit Purchase Agreement, dated February 6, 2004, by and among Medtech/Denorex, LLC, GTCR Fund VIII, L.P., GTCR Fund VIII/B, L.P., GTCR Co-Invest II, L.P. and the TCW/Crescent Purchasers thereto as amended by the First Amendment, Acknowledgement and Supplement to Unit Purchase Agreement, dated April 6, 2004 (filed as Exhibit 10.10 to Prestige Brands Holdings, Inc.’s Form S-1 filed on July 28, 2004).+

10.10
Securityholders Agreement, dated February 6, 2004, among Medtech/Denorex, LLC, GTCR Fund VIII, L.P., GTCR Fund VIII/B, L.P., GTCR Co-Invest II, L.P., GTCR Capital Partners, L.P., the TCW/Crescent Purchasers and the TCW/Crescent Lenders thereto, each Executive thereto and each of the Other Securityholders thereto (filed as Exhibit 10.11 to Prestige Brands Holdings, Inc.’s Form S-1 filed on July 28, 2004).+

10.11
First Amendment and Acknowledgement to Securityholders Agreement, dated April 6, 2004, to the Securityholders Agreement, dated February 6, 2004, among Medtech/Denorex, LLC, GTCR Fund VIII, L.P., GTCR Fund VIII/B, L.P., GTCR Co-Invest II, L.P., GTCR Capital Partners, L.P., the TCW/Crescent Purchasers and the TCW/Crescent Lenders thereto, each Executive thereto and each of the Other Securityholders thereto (filed as Exhibit 10.12 to Prestige Brands Holdings, Inc.’s Form S-1 filed on July 28, 2004).+

10.12
Registration Rights Agreement, dated February 6, 2004, among Medtech/Denorex, LLC, GTCR Fund VIII, L.P., GTCR Fund VIII/B, L.P., GTCR Co-Invest II, L.P., GTCR Capital Partners, L.P., the TCW/Crescent Purchasers and the TCW/Crescent Lenders thereto, each Executive thereto and each of the Other Securityholders thereto (filed as Exhibit 10.13 to Prestige Brands Holdings, Inc.’s Form S-1 filed on July 28, 2004).+

10.13
First Amendment and Acknowledgement to Registration Rights Agreement, dated April 6, 2004, to the Registration Rights Agreement, dated February 6, 2004, among Medtech/Denorex, LLC, GTCR Fund VIII, L.P., GTCR Fund VIII/B, L.P., GTCR Co-Invest II, L.P., GTCR Capital Partners, L.P., the TCW/Crescent Purchasers and the TCW/Crescent Lenders thereto, each Executive thereto and each of the Other Securityholders thereto (filed as Exhibit 10.14 to Prestige Brands Holdings, Inc.’s Form S-1 filed on July 28, 2004).+

10.14
Senior Preferred Investor Rights Agreement, dated March 5, 2004, among Medtech/Denorex, LLC, GTCR Fund VIII, L.P., TSG3 L.P., J. Gary Shansby, Charles H. Esserman, Michael L. Mauze, James L. O’Hara and each Subsequent Securityholder thereto (filed as Exhibit 10.15 to Prestige Brands Holdings, Inc.’s Form S-1 filed on July 28, 2004).+

10.15
Amended and Restated Professional Services Agreement, dated April 6, 2004, by and between GTCR Golder Rauner II, L.L.C. and Prestige Brands, Inc. (filed as Exhibit 10.16 to Prestige Brands Holdings, Inc.’s Form S-1 filed on July 28, 2004).+

10.16
Omnibus Consent and Amendment to Securityholders Agreement, Registration Rights Agreement, Senior Management Agreements and Unit Purchase Agreement, dated as of July 6, 2004 (filed as Exhibit 10.29.1 to Prestige Brands Holdings, Inc.’s Form S-1/A filed on November 12, 2004).+

10.17
Form of Amended and Restated Senior Management Agreement, dated as of January 28, 2005, by and among Prestige International Holdings, LLC, Prestige Brands Holdings, Inc., Prestige Brands, Inc., and Peter J. Anderson (filed as Exhibit 10.29.7 to Prestige Brands Holdings, Inc.’s Form S-1/A filed on January 26, 2005).+@

10.18
Form of Amended and Restated Senior Management Agreement, dated as of January 28, 2005, by and among Prestige International Holdings, LLC, Prestige Brands Holdings, Inc., Prestige Brands, Inc., and Gerald F. Butler (filed as Exhibit 10.29.8 to Prestige Brands Holdings, Inc.’s Form S-1/A filed on January 26, 2005).+@

10.19
Form of Amended and Restated Senior Management Agreement, dated as of January 28, 2005, by and among Prestige International Holdings, LLC, Prestige Brands Holdings, Inc., Prestige Brands, Inc., and Michael A. Fink (filed as Exhibit 10.29.9 to Prestige Brands Holdings, Inc.’s Form S-1/A filed on January 26, 2005).+@

10.20
Form of Amended and Restated Senior Management Agreement, dated as of January 28, 2005, by and among Prestige International Holdings, LLC, Prestige Brands Holdings, Inc., Prestige Brands, Inc., and Charles Shrank (filed as Exhibit 10.29.10 to Prestige Brands Holdings, Inc.’s Form S-1/A filed on January 26, 2005).+@

10.21
Form of Amended and Restated Senior Management Agreement, dated as of January 28, 2005, by and among Prestige International Holdings, LLC, Prestige Brands Holdings, Inc., Prestige Brands, Inc., and Eric M. Millar (filed as Exhibit 10.29.11 to Prestige Brands Holdings, Inc.’s Form S-1/A filed on January 26, 2005).+@

10.22
Distribution Agreement, dated April 24, 2003, by and between Medtech Holdings, Inc. and OraSure Technologies, Inc. (filed as Exhibit 10.27 to Prestige Brands, Inc.’s Form S-4/A filed on August 4, 2004).+**

10.23	License Agreement, dated June 2, 2003, between Zengen, Inc. and Prestige Brands International, Inc. (filed as Exhibit 10.28 to Prestige Brands, Inc.’s Form S-4/A filed on August 4, 2004).+**
10.24
Patent and Technology License Agreement, dated October 2, 2001, between The Procter & Gamble Company and Prestige Brands International, Inc. (filed as Exhibit 10.29 to Prestige Brands, Inc.’s Form S-4/A filed on August 19, 2004).+**

10.25
Amendment, dated April 30, 2003, to the Patent and Technology License Agreement, dated October 2, 2001, between The Procter & Gamble Company and Prestige Brands International, Inc. (filed as Exhibit 10.30 to Prestige Brands, Inc.’s Form S-4/A filed on August 19, 2004).+

10.26
Contract Manufacturing Agreement, dated February 1, 2001, among The Procter & Gamble Manufacturing Company, P&G International Operations SA, Prestige Brands International, Inc. and Prestige Brands International (Canada) Corp. (filed as Exhibit 10.31 to Prestige Brands, Inc.’s Form S-4/A filed on August 4, 2004).+**

10.27
Manufacturing Agreement, dated December 30, 2002, by and between Prestige Brands International, Inc. and Abbott Laboratories (filed as Exhibit 10.32 to Prestige Brands, Inc.’s Form S-4/A filed on August 4, 2004).+**

10.28
Amendment No. 4 and Restatement of Contract Manufacturing Agreement, dated May 1, 2002, by and between The Procter & Gamble Company and Prestige Brands International, Inc. (filed as Exhibit 10.33 to Prestige Brands, Inc.’s Form S-4/A filed on August 4, 2004).+**

10.29
Letter Agreement, dated April 15, 2004, between Prestige Brands, Inc. and Carrafiello Diehl & Associates, Inc. (filed as Exhibit 10.34 to Prestige Brands, Inc.’s Form S-4/A filed on August 4, 2004).+**

10.30	Prestige Brands Holdings, Inc. 2005 Long-Term Equity Incentive Plan (filed as Exhibit 10.38 to Prestige Brands Holdings, Inc.’s Form S-1/A filed on January 26, 2005).+#
10.31	Form of Restricted Stock Grant Agreement (filed as Exhibit 10.1 to Prestige Brands Holdings, Inc.’s Form 10-Q filed on August 9, 2005).+#
10.32
Form of Exchange Agreement by and among Prestige Brands Holdings, Inc., Prestige International Holdings, LLC and the common unit holders listed on the signature pages thereto (filed as Exhibit 10.39 to Prestige Brands Holdings, Inc.’s Form S-1/A filed on January 26, 2005).+

10.33
Storage and Handling Agreement dated April 13, 2005 by and between Warehousing Specialists, Inc. and Prestige Brands, Inc. (filed as Exhibit 10.1 to Prestige Brands Holdings, Inc.’s Form 8-K filed on April 15, 2005).+

10.34
Transportation Management Agreement dated April 13, 2005 by and between Prestige Brands, Inc. and Nationwide Logistics, Inc. (filed as Exhibit 10.2 to Prestige Brands Holdings, Inc.’s Form 8-K filed on April 15, 2005).+

10.35	Executive Employment Agreement, dated as of January 17, 2006, between Prestige Brands Holdings, Inc. and Charles N. Jolly.*@
10.36
Executive Employment Agreement, dated as of August 4, 2005, by and among Prestige Brands Holdings, Inc., Prestige Brands, Inc. and Frank P. Palantoni (filed as Exhibit 99.2 to Prestige Brands Holdings, Inc.’s Form 8-K filed on August 9, 2005).+@

10.37
Trademark License and Option to Purchase Agreement, dated September 8, 2005, by and among The Procter & Gamble Company and Prestige Brands Holdings, Inc. (filed as Exhibit 10.1 to Prestige Brands Holdings, Inc.’s Form 8-K filed on September 12, 2005).+

10.38
Senior Management Agreement, dated as of March 21, 2006, between Prestige Brands Holdings, Inc., Prestige Brands, Inc. and Peter C. Mann (filed as Exhibit 99.1 to Prestige Brands Holdings, Inc.’s Form 8-K filed on March 23, 2006).+@

21.1	Subsidiaries of the Registrant.*
23.1	Consent of PricewaterhouseCoopers LLP.*
31.1
Certification of Principal Executive Officer of Prestige Brands Holdings, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2
Certification of Principal Financial Officer of Prestige Brands Holdings, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.3
Certification of Principal Executive Officer of Prestige Brands International, LLC pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.4
Certification of Principal Financial Officer of Prestige Brands International, LLC pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1
Certification of Principal Executive Officer of Prestige Brands Holdings, Inc. pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2
Certification of Principal Financial Officer of Prestige Brands Holdings, Inc. pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.3
Certification of Principal Executive Officer of Prestige Brands International, LLC pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.4
Certification of Principal Financial Officer of Prestige Brands International, LLC pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*    Filed herewith.
**  Certain confidential portions have been omitted pursuant to a confidential treatment request separately filed with the Securities and Exchange Commission.

+    Incorporated herein by reference.

@   Represents a management contract.

#     Represents a compensatory plan.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Prestige Brands Holdings, Inc.
Reports of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP)	F-3
Consolidated Statements of Operations for the years ended March 31, 2006 and 2005, and for the periods from February 6, 2004 to March 31, 2004 (successor basis) and from April 1, 2003 to February 5, 2004 (predecessor basis)
F-6
Consolidated Balance Sheets as of March 31, 2006 and 2005	F-7

Consolidated Statements of Members’ and Stockholders’ Equity and Comprehensive Income for the years ended March 31, 2006 and 2005, and for the periods from February 6, 2004 to March 31, 2004 (successor basis) and from April 1, 2003 to February 5, 2004 (predecessor basis)
F-8

Consolidated Statements of Cash Flows for the years ended March 31, 2006 and 2005, and for the periods from February 6, 2004 to March 31, 2004 (successor basis) and from April 1, 2003 to February 5, 2004 (predecessor basis)
F-13
Notes to Consolidated Financial Statements	F-15
Schedule II—Valuation and Qualifying Accounts	F-41

Prestige Brands International, LLC
Reports of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP)	F-44

Consolidated Statements of Operations for the years ended March 31, 2006 and 2005, and for the periods from February 6, 2004 to March 31, 2004 (successor basis) and from April 1, 2003 to February 5, 2004 (predecessor basis)
F-47
Consolidated Balance Sheets as of March 31, 2006 and 2005	F-48

Consolidated Statements of Members’ Equity and Comprehensive Income for the years ended March 31, 2006 and 2005, and for the periods from February 6, 2004 to March 31, 2004 (successor basis) and from April 1, 2003 to February 5, 2004 (predecessor basis)
F-49

Consolidated Statements of Cash Flows for the years ended March 31, 2006 and 2005, and for the periods from February 6, 2004 to March 31, 2004 (successor basis) and from April 1, 2003 to February 5, 2004 (predecessor basis)
F-52
Notes to Consolidated Financial Statements	F-54
Schedule II—Valuation and Qualifying Accounts	F-78

Prestige Brands Holdings, Inc.

Financial Statements

March 31, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Prestige Brands Holdings, Inc.:

We have completed an integrated audit of Prestige Brands Holdings, Inc.’s 2006 consolidated financial statements and of its internal control over financial reporting as of March 31, 2006 and audits of its 2005 and 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of members’ and stockholders’ equity and comprehensive income and of cash flows present fairly, in all material respects, the financial position of Prestige Brands Holdings, Inc. and its subsidiaries at March 31, 2006 and 2005 (successor basis), and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2006 and for the period from February 6, 2004 to March 31, 2004 (successor basis) in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of March 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission, is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Salt Lake City, Utah
June 10, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Medtech Holdings, Inc. and The Denorex Company

In our opinion, the accompanying combined statements of operations, of stockholders' equity, and of cash flows present fairly, in all material respects, the results of operations and cash flows of Medtech Holdings, Inc. and The Denorex Company (the "Company") for the period from April 1, 2003 to February 5, 2004 (predecessor basis) in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing on page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Salt Lake City, Utah
June 10, 2006

Prestige Brands Holdings, Inc.
Consolidated Statements of Operations

	Year Ended March 31		February 6, 2004 to March 31,	April 1, 2003 to February 5,
(In thousands, except per share data)	2006	2005	2004	2004
	(Successor Basis)		(Successor Basis)	(Predecessor Basis)
Revenues
Net sales	$296,239	$288,918	$16,822	$68,069
Other revenues	429	151	--	--
Other revenues - related parties	--	--	54	333
Total revenues	296,668	289,069	16,876	68,402

Cost of Sales
Cost of sales	139,430	139,009	9,351	26,855
Gross profit	157,238	150,060	7,525	41,547

Operating Expenses
Advertising and promotion	32,082	29,697	1,267	10,061
General and administrative	21,158	20,198	1,649	12,068
Depreciation	1,736	1,899	41	247
Amortization of intangible assets	9,041	7,901	890	4,251
Forgiveness of related party receivable	--	--	--	1,404
Impairment of goodwill	1,892	--	--	--
Impairment of intangible asset	7,425	--	--	--
Total operating expenses	73,334	59,695	3,847	28,031

Operating income	83,904	90,365	3,678	13,516

Other income (expense)
Interest income	568	371	10	38
Interest expense	(36,914)	(45,097)	(1,735)	(8,195)
Loss on disposal of equipment	--	(9)	--	--
Loss on extinguishment of debt	--	(26,854)	--	--
Total other income (expense)	(36,346)	(71,589)	(1,725)	(8,157)

Income before income taxes	47,558	18,776	1,953	5,359

Provision for income taxes	(21,281)	(8,556)	(724)	(2,214)
Net income	26,277	10,220	1,229	3,145

Cumulative preferred dividends on Senior Preferred and Class B Preferred Units	--	(25,395)	(1,390)	--

Net income (loss) available to members and common stockholders	$26,277	$(15,175)	$(161)	$3,145

Basic earnings (loss) per share	$0.54	$(0.55)	$(0.01)
Diluted earnings (loss) per share	$0.53	$(0.55)	$(0.01)

Weighted average shares outstanding: Basic	48,908	27,546	24,472
Diluted	50,008	27,546	24,472

See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Balance Sheets

(In thousands)
Assets	March 31, 2006	March 31, 2005
Current assets	(Successor Basis)
Cash and cash equivalents	$8,200	$5,334
Accounts receivable	40,042	35,918
Inventories	33,841	24,833
Deferred income tax assets	3,227	5,699
Prepaid expenses and other current assets	701	3,152
Total current assets	86,011	74,936

Property and equipment	1,653	2,324
Goodwill	297,935	294,731
Intangible assets	637,197	608,613
Other long-term assets	15,849	15,996

Total Assets	$1,038,645	$996,600

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$18,065	$21,705
Accrued interest payable	7,563	7,060
Income taxes payable	1,795	--
Other accrued liabilities	4,582	4,529
Current portion of long-term debt	3,730	3,730
Total current liabilities	35,735	37,024

Long-term debt	494,900	491,630
Deferred income tax liabilities	98,603	85,899

Total Liabilities	629,238	614,553

Commitments and Contingencies - Note 15

Stockholders’ Equity
Preferred stock - $0.01 par value
Authorized - 5,000 shares
Issued and outstanding - None	--	--
Common stock - $0.01 par value
Authorized - 250,000 shares
Issued and outstanding - 50,038 shares and 49,998 shares at March 31, 2006 and 2005, respectively	501	500
Additional paid-in capital	378,570	378,251
Treasury stock, at cost - 18 shares and 2 shares at March 31, 2006 and 2005, respectively	(30)	(4)
Accumulated other comprehensive income	1,109	320
Retained earnings	29,257	2,980
Total stockholders’ equity	409,407	382,047

Total Liabilities and Stockholders’ Equity	$1,038,645	$996,600

See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Statement of Changes in Members’
and Stockholders’ Equity and Comprehensive Income
Years Ended March 31, 2006

	Medtech Common Stock		Denorex Common Stock		Senior Preferred Units		Class B Preferred Units
(In Thousands)	Shares	Amount	Shares	Amount	Units	Amount	Units	Amount
Predecessor Basis
Balance at March 31, 2003	7,145	$71	125	$1	--	$--	--	$--

Amortization of deferred compensation	--	--	--	--	--	--	--	--
Contribution of capital	--	--	--	--	--	--	--	--
Components of comprehensive income	--	--	--	--	--	--	--	--
Net income
Unrealized gain on interest rate swap, net of income tax expense of $148	--	--	--	--	--	--	--	--
Total comprehensive income	--	--	--	--	--	--	--
Balance at February 5, 2004	7,145	71	125	1	--	--	--	--

Successor Basis
Issuance of Preferred and Common Units for cash	--	--	--	--	--	--	101	95,622
Issuance of Preferred and Common Units in conjunction with Medtech Acquisition	--	--	--	--	--	--	1	1,185
Ajustments related to Medtech Acquisition	(7,145)	(71)	(125)	(1)	--	--	--	--
Issuance of Preferred Units in conjunction with Spic and Span Acquisition	--	--	--	--	23	17,768	--	--
Issuance of warrants in connection with Medtech Acquisition debt	--	--	--	--	--	--	--	--
Issuance of Preferred and Common Units upon exercise of warrants	--	--	--	--	--	--	5	--
Net income and comprehensive income	--	--	--	--	--	--	--	--

Balance at March 31, 2004	--	$--	--	$--	23	$17,768	107	$96,807

See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Statement of Changes in Members’
and Stockholders’ Equity and Comprehensive Income
Years Ended March 31, 2006
(Continued)

	Common Units		Additional Paid-in Capital	Deferred Compensation	Medtech Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
	Units	Amount
(In Thousands)
Balance at March 31, 2003	--	$--	$56,792	$(140)	$(2)	$(549)	$(12,314)	$43,859

Amortization of deferred compensation	--	--	--	67	--	--	--	67
Contribution of capital	--	--	2,629	--	--	--	--	2,629
Components of comprehensive income
Net income	--	--	--	--	--	--	3,145	3,145
Unrealized gain on interest rate swap, net of income tax expense of $148	--	--	--	--	--	423	--	423
Total comprehensive income	--	--	--	--	--	--	--	3,568

Balance at February 5, 2004	--	--	59,421	(73)	(2)	(126)	(9,169)	50,123

Successor Basis
Issuance of Preferred and Common Units for cash	50,000	4,749	--	--	--	--	--	100,371
Issuance of Preferred and Common Units in conjunction with Medtech Acquisition	5,282	524	--	--	--	--	--	1,709
Adjustments related to Medtech Acquisition	--	--	(59,421)	73	2	126	9,169	(50,123)
Issuance of Preferred Units in conjunction with Spic and Span Acquisition	--	--	--	--	--	--	--	17,768
Issuance of warrants in connection with Medtech Acquisition Debt	--	--	4,871	--	--	--	--	4,871
Issuance of Preferred and Common Units upon exercise of warrants	2,620	--	--	--	--	--	--	--
Net income and comprehensive income	--	--	--	--	--	--	1,229	1,229

Balance at March 31, 2004	57,902	$5,273	$4,871	$--	$--	$--	$1,229	$125,948

See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Statement of Changes in Members’
and Stockholders’ Equity and Comprehensive Income
Years Ended March 31, 2006
(Continued)

	Senior Preferred Units		Class B Preferred Units		Common Units		Common Stock
(In Thousands)	Units	Amount	Units	Amount	Units	Amount	Shares	Amount
Predecessor Basis
Balance at March 31, 2004	23	$17,768	107	$96,807	57,902	$5,273	--	$--

Issuance of Preferred and Common Units for cash	--	--	58	58,385	1,839	148	--	--
Issuance of Preferred and Common Units in conjunction with the Bonita Bay Acquisition	--	--	--	91	19	1	--	--
Repurchase/cancellation of Preferred and Common Units in conjunction with the Bonita Bay Acquisition	--	--	(2)	--	(1,987)	(46)	--	--
Issuance of restricted Common Units to management for cash	--	--	--	--	337	235	--	--
Exchange of Common Units for Common Stock	--	--	--	--	(58,110)	(5,611)	26,666	267
Issuance of Common Stock in Initial Public Offering, net	--	--	--	--	--	--	28,000	280
Redemption of Preferred Units	(23)	(17,768)	(163)	(155,283)	--	--	--	--
Retirement of Common Stock	--	--	--	--	--	--	(4,666)	(47)
Purchase of Treasury Stock	--	--	--	--	--	--	--	--
Components of comprehensive income
Net income	--	--	--	--	--	--	--	--
Unrealized gain on interest rate caps, net of income tax expense of $200	--	--	--	--	--	--	--	--
Total comprehensive income	--	--	--	--	--	--	--	--

Balance at March 31, 2005	--	$-	--	$--	--	$--	50,000	$500

See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Statement of Changes in Members’
and Stockholders’ Equity and Comprehensive Income
Years Ended March 31, 2006
(Continued)

	Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
		Shares	Amount
(In Thousands)
Balance at March 31, 2004	$4,871	--	$ --	$--	$1,229	$125,948

Issuance of Preferred and Common Units for cash	--	--	--	--	--	58,533
Issuance of Preferred and Common Units in conjunction with the Bonita Bay Acquisition	--	--	--	--	--	92
Repurchase/cancellation of Preferred and Common Units in conjunction with the Bonita Bay Acquisition	--	--	--	--	--	(46)
Issuance of restricted Common Units to management for cash	--	--	--	--	--	235
Exchange of Common Units for Common Stock	5,344	--	--	--	--	--
Issuance of Common Stock in Initial Public Offering, net	416,552	--	--	--	--	416,832
Redemption of Preferred Units	(18,315)	--	--	--	(8,469)	(199,835)
Retirement of Common Stock	(30,201)	--	--	--	--	(30,248)
Purchase of Treasury Stock	--	2	(4)	--	--	(4)
Components of comprehensive income
Net income	--	--	--	--	10,220	10,220
Unrealized gain on interest rate caps, net of income tax expense of $200	--	--	--	320	--	320
Total comprehensive income	--	--	--	--	--	10,540

Balance at March 31, 2005	$378,251	2	$ (4)	$320	$2,980	$382,047

See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Statement of Changes in Members’
and Stockholders’ Equity and Comprehensive Income
Years Ended March 31, 2006
(Continued)

	Common Stock Par Shares Value		Additional Paid-in Capital	Treasury Stock Shares Amount		Accumulated Other Comprehensive Income	Retained Earnings	Totals
(In thousands)
Balances at March 31, 2005	50,000	$500	$378,251	2	$(4)	$320	$2,980	$382,047

Additional costs associated with initial public offering	--	--	(63)	--	--	--	--	(63)

Stock-based compensation	56	1	382	--		--	--	383

Purchase of treasury stock	--	--	--	16	(26)	--	--	(26)

Components of comprehensive income
Net income	--	--	--	--	--	--	26,277	26,277

Unrealized gain on interest rate cap, net of income tax expense of $400	--	--	--	--	--	789	--	789
Total comprehensive income	--	--	--	--	--	--	--	27,066

Balances at March 31, 2006	50,056	$501	$378,570	18	$(30)	$1,109	$29,257	$409,407

See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Statements of Cash Flows

	Year Ended March 31		February 6, 2004 to March 31,	April 1, 2003 to February 5,
(In thousands)	2006	2005	2004	2004
	(Successor Basis)		(Successor Basis)	(Predecessor Basis)
Operating Activities
Net income	$26,277	$10,220	$1,229	$3,145
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	10,777	9,800	931	4,498
Amortization of financing costs	2,649	2,943	134	1,271
Impairment of goodwill and intangible assets	9,317	--	--	--
Deferred income taxes	14,976	8,344	696	1,718
Stock-based compensation	383	--	--	67
Loss on extinguishment of debt	--	26,854	--	--
Other	--	9	71	376
Changes in operating assets and liabilities, net of effects of purchases of businesses
Accounts receivable	(1,350)	(7,227)	(898)	1,069
Inventories	(7,156)	2,922	207	(1,712)
Prepaid expenses and other assets	2,623	(1,490)	(52)	259
Accounts payable	(6,037)	5,059	574	(1,373)
Income taxes payable	1,795	--	(326)	336
Other accrued liabilities	(393)	(6,392)	(4,272)	(1,811)
Net cash provided by (used for) operating activities	53,861	51,042	(1,706)	7,843

Investing Activities
Purchases of equipment	(519)	(365)	(42)	(66)
Purchases of intangible assets	(22,655)	--	--	(510)
Restricted funds in escrow	--	--	700	--
Purchases of businesses, net	(30,989)	(425,479)	(167,532)	--
Net cash used for investing activities	(54,163)	(425,844)	(166,874)	(576)

Financing Activities
Proceeds from the issuance of notes	30,000	698,512	154,786	13,539
Payment of deferred financing costs	(13)	(24,539)	(2,841)	(115)
Repayment of notes	(26,730)	(529,538)	(80,146)	(24,682)
Prepayment penalty	--	(10,875)	--	--
Payments on interest rate caps	--	(2,283)	(197)	--
Proceeds from the issuance of equity, net	(63)	475,554	100,371	2,629
Redemption of equity interests	(26)	(230,088)	--	--
Net cash provided by (used for) financing activities	3,168	376,743	171,973	(8,629)

Increase (decrease) in cash	2,866	1,941	3,393	(1,362)
Cash - beginning of period	5,334	3,393	--	3,530

Cash - end of period	$8,200	$5,334	$3,393	$2,168

See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Statements of Cash Flows
(Continued)

	Year Ended March 31		February 6, 2004 to March 31,	April 1, 2003 to February 5,
	2006	2005	2004	2004
	(Successor Basis)		(Successor Basis)	(Predecessor Basis)
Supplemental Cash Flow Information
Purchases of Businesses
Fair value of assets acquired, net of cash acquired	$34,335	$655,542	$318,380	$--
Fair value of liabilities assumed	(3,346)	(229,971)	(131,371)	--
Purchase price funded with non-cash contributions	--	(92)	(19,477)	--
Cash paid to purchase businesses	$30,989	$425,479	$167,532	$--

Interest paid	$33,760	$42,155	$2,357	$5,491
Income taxes paid (refunded)	$2,852	$2,689	$(31)	$159

See accompanying notes.

Prestige Brands Holdings, Inc.
Notes to Consolidated Financial Statements

1.	Business and Basis of Presentation

   Nature of Business
Prestige Brands Holdings, Inc. (the “Company”) and its subsidiaries are engaged in the marketing, sales and distribution of over-the-counter drug, personal care and household cleaning brands to mass merchandisers, drug stores, supermarkets and club stores primarily in the United States.

On February 6, 2004, Prestige International Holdings, LLC (“Prestige LLC”), through two indirect wholly-owned subsidiaries, acquired all of the outstanding capital stock of Medtech Holdings, Inc. (“Medtech”) and The Denorex Company (“Denorex”) (collectively the “Predecessor Company”) (the “Medtech Acquisition”). On March 5, 2004, Prestige LLC, through an indirect wholly-owned subsidiary, acquired all of the outstanding capital stock of The Spic and Span Company (“Spic and Span”) (the “Spic and Span Acquisition”). On April 6, 2004, Prestige LLC, through an indirect wholly-owned subsidiary, acquired all of the outstanding capital stock of Bonita Bay Holdings, Inc. (“Bonita Bay”) (the “Bonita Bay Acquisition”). On October 6, 2004, Prestige LLC acquired, through an indirect wholly-owned subsidiary, all of the outstanding capital stock of Vetco, Inc. (“Vetco”) (the “Vetco Acquisition”). On February 9, 2005, the Company became the direct parent company of Prestige LLC, under the terms of an exchange agreement among the Company, Prestige LLC and each holder of common units of Prestige LLC. Prestige LLC was controlled by affiliates of GTCR Golder Rauner II, LLC. Pursuant to the exchange agreement, the holders of common units of Prestige LLC exchanged all of their common units for an aggregate of 26.7 million shares of common stock of the Company. In February 2005, the Company completed an initial public offering. On November 8, 2005, the Company, through a wholly-owned subsidiary, acquired Dental Concepts, LLC (“Dental Concepts”).

Fiscal Year
The Company’s fiscal year ends on March 31st of each year. References in these financial statements or notes to a year (e.g., “2005”) means the Company’s fiscal year ended on March 31st of that year.

Basis of Presentation
The Medtech Acquisition was accounted for as a purchase transaction. For financial reporting purposes, Medtech and Denorex, which were under common control and management, are considered the predecessor entities. Accordingly, the results of operations and cash flows for the period from April 1, 2003 to February 5, 2004, represent the combined historical financial statements of Medtech and its subsidiaries and Denorex (“predecessor basis”). The balance sheets of the Company at March 31, 2006 and 2005, and the results of operations and cash flows for 2006 and 2005, and for the period from February 6, 2004 to March 31, 2004, reflect those purchase accounting adjustments resulting from the Medtech Acquisition (“successor basis”). The Spic and Span, Bonita Bay, Vetco and Dental Concepts acquisitions were also accounted for as purchase transactions. The results of operations and cash flows for Spic and Span, Bonita Bay, Vetco and Dental Concepts have been reflected in the Company’s consolidated statements of operations and cash flows beginning from their respective acquisition dates. The formation of Prestige Holdings and exchange of common units for common shares was accounted for as a reorganization of entities under common control. As a result, there was no adjustment to the carrying value of the assets and liabilities. All significant intercompany transactions and balances have been eliminated.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Although these estimates are based on the Company’s knowledge of current events and actions that the Company may undertake in the future, actual results could differ from those estimates. As discussed below, the Company’s most significant estimates include those made in connection with the valuation of intangible assets, sales returns and allowances, trade promotional allowances and inventory obsolescence.

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

Accounts Receivable
The Company extends non-interest bearing trade credit to its customers in the ordinary course of business. The Company maintains an allowance for doubtful accounts receivable based upon historical collection experience and expected collectibility of the accounts receivable. In an effort to reduce credit risk, the Company (i) has established credit limits for all of its customer relationships, (ii) performs ongoing credit evaluations of customers’ financial condition, (iii) monitors the payment history and aging of customers’ receivables, and (iv) monitors open orders against an individual customer’s outstanding receivable balance.

Inventories
Inventories are stated at the lower of cost or fair value, where cost is determined by using the first-in, first-out method. The Company provides an allowance for slow moving and obsolete inventory, whereby it reduces inventories for the diminution of value resulting from product obsolescence, damage or other issues affecting marketability equal to the difference between the cost of the inventory and its estimated market value. Factors utilized in the determination of estimated market value include (i) current sales data and historical return rates, (ii) estimates of future demand, (iii) competitive pricing pressures, (iv) new product introductions, (v) product expiration dates, and (vi) component and packaging obsolescence.

Property and Equipment
Property and equipment are stated at cost and are depreciated using the straight-line method based on the following estimated useful lives:
Years
Machinery	5
Computer equipment	3
Furniture and fixtures	7
Leasehold improvements	5

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

Goodwill
The excess of the purchase price over the fair market value of assets acquired and liabilities assumed in purchase business combinations is classified as goodwill. In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“Statement”) No. 142, “Goodwill and Other Intangible Assets,” the Company does not amortize goodwill, but performs impairment tests of the carrying value at least annually. The Company tests goodwill for impairment at the “brand” level which is one level below the operating segment level.

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

Revenue Recognition
Revenues are recognized in accordance with Securities and Exchange Commission Staff Accounting Bulletin 104, “Revenue Recognition,” when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the product has been shipped and the customer takes ownership and assumes risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. The Company has determined that the transfer of risk of loss generally occurs when product is received by the customer and, accordingly, recognizes revenue at that time. Provision is made for estimated customer discounts and returns at the time of sale based on the Company’s historical experience.

As is customary in the consumer products industry, the Company participates in the promotional programs of its customers to enhance the sale of its products. The cost of these promotional programs varies based on the actual number of units sold during a finite period of time. The Company estimates the cost of such promotional programs at their inception based on historical experience and current market conditions and reduces sales by such estimates. These promotional programs consist of direct to consumer incentives such as coupons and temporary price reductions, as well as incentives to the Company’s customers, such as slotting and display fees, and cooperative advertising. Estimates of the costs of these promotional programs are based on (i) historical sales experience, (ii) the current offering, (iii) forecasted data, (iv) current market conditions, and (v) communication with customer purchasing/marketing personnel. At the completion of the promotional program, the estimated amounts are adjusted to actual results.

Due to the nature of the consumer products industry, the Company is required to estimate future product returns. Accordingly, the Company records an estimate of product returns concurrent with recording sales which is made after analyzing (i) historical return rates, (ii) current economic trends, (iii) changes in customer demand, (iv) product acceptance, (v) seasonality of our product offerings, and (vi) the impact of changes in product formulation, packaging and advertising.

Costs of Sales
Costs of sales include product costs, warehousing costs, inbound and outbound shipping costs, and handling and storage costs. Shipping, warehousing and handling costs were $24.5 million and $22.7 million for the years ended March 31, 2006 and 2005, respectively, as well as $4.1 million and $1.1 million for the periods April 1, 2003 to February 5, 2004 and February 6, 2004 to March 31, 2004, respectively.

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

Stock-based Compensation
During 2006, the Company adopted FASB, Statement No. 123(R), “Share-Based Payment” (“Statement No. 123(R)”) with the initial grants of restricted stock and options to purchase common stock to employees and directors in accordance with the provisions of the Company’s 2005 Long-Term Equity Incentive Plan (“the Plan”). Statement No. 123(R) requires the Company to measure the cost of services to be rendered based on the grant-date fair value of the equity award. Compensation expense is to be recognized over the period which an employee is required to provide service in exchange for the award, generally referred to as the requisite service period. The Company recorded non-cash compensation charges of $0.4 million during the year ended March 31, 2006. There were no stock-based compensation charges incurred during 2005 or the period from February 6, 2004 to March 31, 2004. The Company recorded non-cash compensation of $67,000 during the period from April 1, 2003 to February 5, 2005.

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

Earnings Per Share
Basic earnings per share is calculated based on income available to members and common stockholders and the weighted-average number of shares outstanding during the reported period. Diluted earnings per share is calculated based on income available to members and common stockholders and the weighted-average number of common and potential common shares outstanding during the reporting period. Potential common shares, composed of the incremental common shares issuable upon the exercise of stock options and unvested restricted shares, are included in the earnings per share calculation to the extent that they are dilutive. For the period from February 6, 2004 to March 31, 2004, the weighted average number of common shares outstanding includes the Company’s common units as if the common units had been converted to common stock using the February 2005 initial public offering conversion ratio of one common unit to 0.4589 shares of common stock.

Fair Value of Financial Instruments
The carrying value of cash, accounts receivable and accounts payable at March 31, 2006 and 2005 approximates fair value due to the short-term nature of these instruments. The carrying value of long-term debt at March 31, 2006 and 2005 approximates fair value based on interest rates for instruments with similar terms and maturities.

Recently Issued Accounting Standards
In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”) which clarifies guidance provided by Statement No. 143, “Accounting for Asset Retirement Obligations.” FIN 47 is effective for the Company no later than March 31, 2006. The adoption of FIN 47 had no impact on the Company’s financial position, results of operations or cash flows.

In May 2005, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections” (“Statement No. 154”) which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” (“APB Opinion No. 20”) and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” Statement No. 154 requires that voluntary changes in accounting principle be applied retrospectively to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustments be made to the opening balance of retained earnings. APB Opinion No. 20 had required that most voluntary changes in accounting principle be recognized by including in net income the cumulative effect of changing to the new principle. Statement No. 154 is effective for all accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

2.	Acquisition of Businesses

Acquisitions of Medtech, Denorex and Spic and Span
On February 6, 2004, the Company acquired all of the outstanding capital stock of Medtech and Denorex for a purchase price of approximately $244.3 million (including fees and expenses of $2.4 million).

On March 5, 2004, the Company acquired all of the outstanding capital stock of Spic and Span for a purchase price of approximately $30.3 million.

The Medtech Acquisition, including fees and expenses related to the new financing of $7.7 million, and the Spic and Span Acquisition were financed through the following sources:

(In Thousands)	Medtech	Spic and Span

Medtech revolving credit facility	$195	$11,650
Medtech term loan facility	100,000	--
Medtech subordinated notes	42,941	--
Issuance of Preferred and Common Units	106,951	17,768

Total sources of funds	$250,087	$29,418

The total purchase prices of the Medtech Acquisition (which included cash of $166.1 million paid to the selling stockholders, Prestige LLC Class B Preferred Units valued at an aggregate of $1.2 million, and Prestige LLC Common Units valued at an aggregate of $0.5 million, assumed debt and accrued interest which was retired of $74.0 million and acquisition costs of $2.4 million) and the Spic and Span Acquisition (which included cash of $4.9 million paid to the selling stockholders, 23,000 Prestige LLC Senior Preferred Units issued to the selling stockholders valued at $17.8 million, and assumed debt and accrued interest which was retired of $7.6 million) were allocated to the acquired assets and liabilities as set forth in the following table:

(In Thousands)	Medtech	Spic and Span	Total

Cash	$2,168	$1,063	$3,231
Restricted cash	700	--	700
Accounts receivable	10,622	1,849	12,471
Inventories	9,959	908	10,867
Prepaid expenses and other current assets	151	31	182
Property and equipment	434	445	879
Goodwill	55,639	--	55,639
Intangible assets	209,330	28,171	237,501
Deferred income taxes	--	141	141
Accounts payable	(6,672)	(1,644)	(8,316)
Accrued liabilities	(6,264)	(1,341)	(7,605)
Long-term debt	(71,868)	(6,981)	(78,849)
Deferred income taxes	(36,601)	--	(36,601)

	$167,598	$22,642	$190,240

The value of the Prestige LLC Class B Preferred Units and the Prestige LLC Common Units issued to the selling stockholders was determined based on the cash consideration received from GTCR and other investors concurrently with the acquisitions. The value of the Prestige LLC Senior Preferred Units issued to the selling stockholders in the Spic and Span Acquisition was determined based on the estimated cash flows that will accrue to the owners of the Senior Preferred Units, the timing of receipt and a market-based required rate of return for the Senior Preferred Units. A “unit” is an equity interest of a unitholder in the profits, losses and distributions of a limited liability company, or “LLC.”

As a result of the Medtech Acquisition, the Company recorded indefinite lived trademarks of $153.2 million and

$56.1 million of trademarks with an estimated weighted average useful life of 11 years. As a result of the Spic and Span Acquisition, the Company recorded indefinite lived trademarks of $28.2 million.

Acquisition of Bonita Bay
On April 6, 2004, the Company acquired all of the outstanding capital stock of Bonita Bay for a purchase price of approximately $561.3 million (including working capital adjustments totaling $1.1 million). In accordance with Statement No. 141, the Company was determined to be the accounting acquirer.

The Bonita Bay Acquisition, including fees and expenses related to the new financing of $22.7 million and funds used to pay off $154.4 million of debt and accrued interest incurred to finance the Medtech Acquisition, was financed through the following sources:

(In Thousands)
Revolving Credit Facility	$3,512
Tranche B Term Loan Facility	355,000
Tranche C Term Loan Facility	100,000
9.25% Senior Subordinated Notes	210,000
Issuance of Preferred and Common units	58,579

Total sources of funds	$727,091

The total purchase price of the Bonita Bay Acquisition (which included cash of $379.2 million paid to the selling stockholders, Prestige LLC Class B Preferred Units valued at an aggregate of $91,000 and Prestige LLC Common Units valued at an aggregate of $1,000, assumed debt and accrued interest which was retired of $176.9 million and acquisition costs of $3.6 million, was allocated to the acquired assets and liabilities as set forth in the following table:

(In Thousands)
Cash	$4,304
Accounts receivable	13,186
Inventories	16,185
Prepaid expenses and other current assets	1,391
Property and equipment	2,982
Goodwill	217,234
Intangible assets	352,460
Accounts payable and accrued liabilities	(21,189)
Long-term debt	(172,898)
Deferred income taxes	(34,429)

$379,226

As a result of the Bonita Bay Acquisition, the Company recorded indefinite lived trademarks of $340.7 million and $11.8 million of trademarks with an estimated weighted average useful life of seven years.

Acquisition of Vetco, Inc.
On October 6, 2004, the Company acquired all the outstanding stock of Vetco, Inc. for a purchase price of approximately $50.6 million. To finance the acquisition, the Company used cash on hand of approximately $20.6 million and borrowed an additional $12.0 million on its Revolving Credit Facility and $18.0 million on its Tranche B Term Loan Facility.

The total purchase price of the Vetco Acquisition was allocated to the acquired assets and liabilities as set forth in the following table:

(In Thousands)
Accounts receivable	$2,136
Inventories	910
Prepaid expenses and other current assets	37
Property and equipment	5
Goodwill	21,858
Intangible assets	27,158
Accounts payable and accrued liabilities	(1,455)

$50,649

As a result of the Vetco Acquisition, the Company recorded $27.0 million of trademarks with an estimated useful life of 20 years and $158,000 related to a 5-year non-compete agreement with the former owner of Vetco.

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

	Years Ended March 31
	2005	2004
	(Unaudited Pro forma)

Net sales	$295,247	$282,418

Income before income taxes	$29,277	$37,921

Net income	$17,733	$23,156

Cumulative preferred dividends on Senior Preferred and Class B Preferred Units	(25,395)

Net income (loss) available to members and common stockholders	(7,662)

Basic and diluted earnings (loss) per share	$(0.28)

Basic and diluted weighted average shares outstanding	27,546

Acquisition of Dental Concepts, LLC
On November 8, 2005, the Company acquired all of the ownership interests of Dental Concepts, LLC (“Dental Concepts”), a marketer of therapeutic oral care products sold under “The Doctor’s®” brand. The Company expects that The Doctor’s® product line will benefit from its business model of outsourcing manufacturing and increasing awareness through targeted marketing and advertising. Additionally, the Company anticipates benefits associated with its ability to leverage certain economies of scale and the elimination of redundant operations.

The purchase price of the ownership interests was approximately $30.9 million (net of cash acquired of $0.3 million), including fees and expenses of the acquisition of $0.9 million. The Company financed the acquisition price through the utilization of its senior revolving credit facility and with cash resources of $30.0 million and $0.9 million, respectively.

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition. The Company has obtained independent valuations of certain tangible and intangible assets; however, the final purchase price will not be determined until all contingencies have been resolved. Consequently, the allocation of the purchase price is subject to refinement. At March 31, 2006, $1.5 million is being held in escrow pending the resolution of the aforementioned contingencies. Future disbursements from escrow will increase the amount recorded in the Company’s consolidated balance sheet as goodwill.

The fair values assigned to the acquired assets and liabilities consist of the following:

(In thousands)
Accounts receivable	$2,774
Inventories	1,852
Prepaid expenses and other current assets	172
Property and equipment	546
Goodwill	5,096
Intangible assets	22,395
Funds in escrow	1,500
Accounts payable and accrued liabilities	(3,346)

$30,989

As a result of the Dental Concepts acquisition, the Company recorded a trademark valued at $22.4 million with an estimated useful life of 20 years. Goodwill resulting from this transaction was $5.1 million. As discussed above, this recorded amount is subject to change as additional information becomes available; however, it is estimated that such amount will be fully deductible for income tax purposes.

The following table reflects the unaudited results of the Company’s operations on a pro forma basis as if the Dental Concepts acquisition had been completed on April 1, 2004. It also includes the pro forma results from operations of Vetco, Inc., which was acquired in October 2004, as if the acquisition of Vetco, Inc. had been completed on April 1, 2004. The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated on April 1, 2004, nor is it necessarily indicative of future operating results.

	Year Ended March 31
(In thousands, except per share data)	2006	2005
	(Unaudited Pro forma)

Revenues	$304,711	$308,062

Income before provision for income taxes	$46,772	$20,730

Net income	$25,797	$11,418

Cumulative preferred dividends on Senior Preferred and Class B Preferred Units	--	(25,395)

Net income available to members and common shareholders	$25,797	$13,977

Basic earnings per share	$0.53	$(0.51)

Diluted earnings per share	$0.52	$(0.51)

Weighted average shares outstanding: Basic	48,908	27,546
Diluted	50,008	27,546

3.	Accounts Receivable

Accounts receivable consist of the following (in thousands):
	March 31
	2006	2005

Accounts receivable	$40,140	$36,985
Other receivables	1,870	835
	42,010	37,820
Less allowances for discounts, returns and uncollectible accounts	(1,968)	(1,902)

	$40,042	$35,918

4.	Inventories

Inventories consist of the following (in thousands):
	March 31
	2006	2005

Packaging and raw materials	$3,278	$3,587
Finished goods	30,563	21,246

	$33,841	$24,833

Inventories are shown net of allowances for obsolete and slow moving inventory of $1.0 million and $1.5 million at March 31, 2006 and 2005, respectively.

5. Property and Equipment

Property and equipment consist of the following (in thousands):
	March 31
	2006	2005

Machinery	$3,722	$3,099
Computer equipment	987	771
Furniture and fixtures	303	244
Leasehold improvements	340	173
	5,352	4,287

Accumulated depreciation	(3,699)	(1,963)

	$1,653	$2,324

6. Goodwill

A reconciliation of the activity affecting goodwill by operating segment is as follows (in thousands):

	Over-the-Counter	Personal	Household
	Drug	Care	Cleaning	Consolidated

Balance - March 31, 2004	$51,138	$4,643	$--	$55,781

Additions	166,543	--	72,549	239,092
Adjustment related to the February 2004 Medtech acquisition	(142)	--	--	(142)

Balance - March 31, 2005	217,539	4,643	72,549	294,731

Additions	5,096	--	--	5,096
Impairments	--	(1,892)	--	(1,892)

Balance - March 31, 2006	$222,635	$2,751	$72,549	$297,935

In connection with the annual test for goodwill impairment, the Company recorded a $1.9 million charge to adjust the carrying amount of goodwill related to one of the reporting units in the personal care segment to its fair value as determined by use of discounted cash flow methodologies.

7. Intangible Assets

On October 28, 2005, the Company acquired the “Chore Boy®” brand of cleaning pads and sponges for $22.7 million, including direct costs of $0.5 million.

During 2006, management determined that declining sales in the Company’s personal care segment might be indicative of an impairment of the Company’s intangible assets. Accordingly, in connection with its annual impairment tests of goodwill and indefinite-lived intangibles in accordance Statement No. 142, management also performed an impairment analysis for all of the Company’s finite-lived intangible assets in accordance with Statement No. 144. As a result of this analysis, the Company recorded a $7.4 million charge to adjust the carrying amount of certain trademarks related to the personal care segment to their fair values as determined by use of discounted cash flow methodologies. The Company also recorded a related impairment charge to goodwill.

A reconciliation of the activity affecting intangible assets is as follows (in thousands):

	Year Ended March 31, 2006
	Indefinite Lived	Finite Lived	Non Compete
	Trademarks	Trademarks	Agreement	Totals
Carrying Amounts
Balance - March 31, 2005	$522,346	$94,900	$158	$617,404

Additions	22,617	22,395	38	45,050
Impairments	--	(7,425)	--	(7,425)

Balance - March 31, 2006	$544,963	$109,870	$196	$655,029

Accumulated Amortization
Balance - March 31, 2005	$--	$8,775	$16	$8,791

Additions	--	9,004	37	9,041

Balance - March 31, 2006	$--	$17,779	$53	$17,832

	Year Ended March 31, 2005
	Indefinite Lived	Finite Lived	Non Compete
	Trademarks	Trademarks	Agreement	Totals
Carrying Amounts
Balance - March 31, 2004	$181,361	$56,140	$--	$237,501

Additions	340,985	38,760	158	379,903

Balance - March 31, 2005	$522,346	$94,900	$158	$617,404

Accumulated Amortization
Balance - March 31, 2004	$--	$890	$--	$890

Additions	--	7,885	16	7,901

Balance - March 31, 2005	$--	$8,775	$16	$8,791

At March 31, 2006, intangible assets are expected to be amortized over a period of five to 30 years as follows (in thousands):

Year Ending March 31
2007	$8,774
2008	8,774
2009	8,769
2010	7,354
2011	7,338
Thereafter	51,225

$92,234

8. Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	March 31
	2006	2005

Accrued marketing costs	$2,513	$2,693
Reserve for Pecos returns	--	242
Accrued payroll	813	2,004
Accrued commissions	248	184
Other	1,008	(594)

	$4,582	$4,529

9. Long-Term Debt

Long-term debt consists of the following (in thousands):	March 31
	2006	2005

Senior revolving credit facility (“Revolving Credit Facility”), which expires on April 6, 2009, is available for maximum borrowings of up to $60.0 million. The Revolving Credit Facility bears interest at the Company’s option at either the prime rate plus a variable margin or LIBOR plus a variable margin. The variable margins range from 0.75% to 2.50% and at March 31, 2006, the interest rate on the Revolving Credit Facility was 9.0% per annum. The Company is also required to pay a variable commitment fee on the unused portion of the Revolving Credit Facility. At March 31, 2006, the commitment fee was 0.50% of the unused line. The Revolving Credit Facility is collateralized by substantially all of the Company’s assets.
	$7,000	$--

Senior secured term loan facility, (“Tranche B Term Loan Facility”) that bears interest at the Company’s option at either the prime rate plus a margin of 1.25% or LIBOR plus a margin of 2.25%. At March 31, 2006, the weighted average applicable interest rate on the Tranche B Term Loan Facility was 7.22%. Principal payments of $933 and interest are payable quarterly. In February 2005, the Tranche B Term Loan Facility was amended to increase the amount available thereunder by $200.0 million, all of which is available at March 31, 2006. Current amounts outstanding under the Tranche B Term Loan Facility mature on April 6, 2011, while amounts borrowed pursuant to the amendment will mature on October 6, 2011. The Tranche B Term Loan Facility is collateralized by substantially all of the Company’s assets.
	365,630	369,360

Senior Subordinated Notes (“Senior Notes”) that bear interest at 9.25% which is payable on April 15th and October 15th of each year. The Senior Notes mature on April 15, 2012; however, the Company may redeem some or all of the Senior Notes on or prior to April 15, 2008 at a redemption price equal to 100%, plus a make-whole premium, and on or after April 15, 2008 at redemption prices set forth in the indenture governing the Senior Notes. The Senior Notes are unconditionally guaranteed by Prestige Brands International, LLC (“Prestige International”), a wholly-owned subsidiary, and Prestige International’s wholly-owned subsidiaries (other than the issuer). Each of these guarantees is joint and several. There are no significant restrictions on the ability of any of the guarantors to obtain funds from their subsidiaries.
	126,000	126,000

	498,630	495,360
Current portion of long-term debt	(3,730)	(3,730)

	$494,900	$491,630

The Revolving Credit Facility and the Tranche B Term Loan Facility (together the “Senior Credit Facility”) contain various financial covenants, including provisions that require the Company to maintain certain leverage ratios, interest coverage ratios and fixed charge coverage ratios. The Senior Credit Facility and the Senior Notes also contain provisions that restrict the Company from undertaking specified corporate actions, such as asset dispositions, acquisitions, dividend payments, repurchase of common shares outstanding, changes of control, incurrence of indebtedness, creation of liens and transactions with affiliates. Additionally, the Senior Credit Facility and the Senior Notes contain cross-default provisions whereby a default pursuant to the terms and conditions of either indebtedness will cause a default on the remaining indebtedness. The Company was in compliance with its applicable financial and restrictive covenants under the Senior Credit Facility and the indenture governing the Senior Notes at March 31, 2006.

Future principal payments required in accordance with the terms of the Senior Credit Facility and the Senior Notes are as follows (in thousands):

Year Ending March 31
2007	$3,730
2008	3,730
2009	3,730
20010	10,730
2011	3,730
Thereafter	472,980

$498,630

The Company entered into a 5% interest rate cap agreement with a financial institution to mitigate the impact of changing interest rates. The agreement provides for a notional amount of $20.0 million and terminates in June 2006. The Company also entered into interest rate cap agreements with another financial institution that became effective on August 30, 2005, with a total notional amount of $180.0 million and cap rates ranging from 3.25% to 3.75%. The agreements terminate on May 30, 2006, 2007 and 2008 as to $50.0 million, $80.0 million and $50.0 million, respectively. The Company is accounting for the interest rate cap agreements as cash flow hedges. The fair value of the interest rate cap agreements, which is included in other long-term assets, was $3.3 million and $2.8 million at March 31, 2006 and 2005, respectively.

10. Stockholders’ Equity

The Company is authorized to issue 250.0 million shares of common stock, $0.01 par value per share, and 5.0 million shares of preferred stock, $0.01 par value per share. The Board of Directors may direct the issuance of the undesignated preferred stock in one or more series and determine preferences, privileges and restrictions thereof.

Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid on the Company’s common stock through March 31, 2006.

Prior to the Company’s initial public offering in February 2005, Prestige LLC had four classes of units: Senior Preferred Units, Class A Preferred Units, Class B Preferred Units and Common Units. A “unit” is an equity interest of a unitholder in the profits, losses and distributions of the Company.

On February 9, 2005, the Company became the direct parent company of Prestige LLC, under the terms of an exchange agreement among the Company, Prestige LLC and each holder of common units of Prestige LLC. Pursuant to the exchange agreement, the holders of common units of Prestige LLC exchanged all their common units for an aggregate of 26.7 million shares of common stock of the Company.

On February 6, 2004, in connection with the Medtech Acquisition, certain senior executive officers purchased an aggregate of 5.3 million common units of Prestige LLC at $.10 per unit. These units were purchased on the same day and at the same price that GTCR and TCW/Crescent Partners, the Company’s unrelated equity investors (the “Sponsors”), purchased 50.0 million common units. The value of the common units purchased in connection with the Medtech Acquisition was determined by subtracting from the acquisition purchase price, the total debt outstanding immediately following the acquisition and the liquidation value of outstanding preferred units issued in the acquisition. On March 17, 2004, other executive officers purchased an aggregate of 405,000 common units at a price of $.10 per unit. The Sponsors did not purchase any common units at this time. On April 6, 2004, two employees purchased an aggregate of 50,000 common units at a price of $.10 per unit. The Sponsors did not purchase any common units at this time. Each of the above-referenced purchase transactions by management were conducted at fair market value based upon the price paid by the Sponsors in the Medtech Acquisition and the fact that such purchases were made at the same price and at the same time or shortly thereafter. Certain of these shares are subject to vesting requirements over a period of 5 years. No compensation cost was recorded in connection with the issuance of these units as these units were purchased by management. As of March 31, 2006, there were approximately 655,000 shares of unvested restricted stock related to these employee purchases.

On November 1, 2004, certain non-executive employees purchased an aggregate of 337,000 common units, for $0.70 per unit, which was equal to fair market value, and which vest over a period of 5 years. This determination was based on a contemporaneous valuation that utilized traditional methodologies, including market multiples, comparable transaction and discounted cash flow. Prestige LLC relied on this fair market value analysis in setting the $0.70 per unit price for the purchases. Prestige LLC awarded a total cash bonus of $235,000 to allow employees to purchase such units. In connection therewith, Prestige LLC recorded a bonus expense of $235,000. In this regard, all employee purchases were conducted at fair market value based upon the contemporaneous valuation. As of March 31, 2006, there were approximately 62,000 shares of unvested restricted stock related to these employee purchases.

In February 2005, the Company completed its initial public offering, pursuant to which it sold 28.0 million shares of its common stock and selling stockholders sold 4.2 million shares of common stock at a price of $16.00 per share. The offering resulted in proceeds to the Company of approximately $416.8 million, net of $3.1 million of issuance costs. In connection with the offering, the Company retired 4.7 million shares of its common stock for an aggregate cost of $30.2 million. Upon completion of the initial public offering, there were 50.0 million shares of the Company’s common stock issued and outstanding.

On February 15, 2005, Prestige LLC, used a portion of the net proceeds from the initial public offering to redeem all the outstanding Senior Preferred Units and Class B Preferred Units for $199.8 million, which included cumulative and liquidating dividends of $26.8 million. The cumulative dividends were based on an 8% per year rate of return.

On July 29, 2005, each of the Company’s four independent members of the Board of Directors received an award of 6,222 shares of common stock in connection with Company’s directors’ compensation arrangements. Of such amount, 1,778 shares represent a one-time grant of unrestricted shares, while the remaining 4,444 shares represent restricted shares that vest over a two year period.

On August 4, 2005, the Company named a new President and Chief Operating Officer. In connection therewith, the Board of Directors granted this individual 30,888 shares of restricted common stock with a fair market value of $12.95 per share, the closing price of the common stock on August 4, 2005, and options to purchase an additional 61,776 shares of common stock at an exercise price of $12.95 per share. The options vest over a period of five years while the restricted shares vest contingent upon the attainment of certain revenue and earnings per share targets.

In October 2005, the Company’s Board of Directors authorized the grant of 156,000 shares of restricted common stock with a fair market value of $12.32 per share, the closing price of the Company’s common stock on September 30, 2005, to employees. The issuance of such shares is contingent upon the Company’s attainment of certain revenue and earnings per share targets. Additionally, in the event that an employee terminates his or her employment with the Company prior to October 1, 2008, the vesting date, the shares will be forfeited.

During 2006, the Company repurchased 16,000 shares of restricted common stock from former employees pursuant to the provisions of the various employee stock purchase agreements. The average purchase price of the shares was $1.70 per share.

11. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands):

	Year Ended March 31		February 6, 2004 to March 31 2004
	2006	2005
Numerator
Net income	$26,277	$10,220	$1,229

Cumulative preferred dividends on Senior Preferred and Class B Preferred Units	--	(25,395)	(1,390)

Net income (loss) available to members and common stockholders	$26,277	$(15,175)	$(161)

Denominator
Denominator for basic earnings per share - weighted average shares	48,908	27,546	24,472

Dilutive effect of unvested restricted common stock issued to employees and directors	1,100	--	--

Denominator for diluted earnings per share	50,008	27,546	24,472

Earnings per Common Share:
Basic	$0.54	$(0.55)	$(0.01)

Diluted	$0.53	$(0.55)	$(0.01)

Outstanding employee stock options to purchase an aggregate of 61,800 shares of common stock at March 31, 2006 were not included in the computation of diluted earnings per share because their exercise price was greater than the average market price of the common stock, and therefore, their inclusion would be antidilutive. At March 31, 2006, 728,000 restricted shares issued to management and employees are unvested; however, such shares are included in the calculation of diluted earnings per share. Additionally, 180,000 shares of restricted stock granted to management and employees have been excluded from the calculation of both basic and diluted earnings per share since vesting of such shares is subject to contingencies.

12. Related Party Transactions

The Company had entered into an agreement with an affiliate of GTCR Golder Rauner II, LLC (“GTCR”), a private equity firm and an investor in the Company, whereby the GTCR affiliate was to provide management and advisory services to the Company for an aggregate annual compensation of $4.0 million. The agreement was terminated in February 2005. The total fee paid to the GTCR affiliate during 2005 was $3.4 million. During 2004, in conjunction with the Medtech and Denorex Acquisitions, the Company paid an affiliate of GTCR a fee of $5.0 million.

In January 2004, the Company forgave a $1.4 million receivable from Spic and Span.

The Predecessor Company entered into agreements with its majority stockholder to provide advisory and management services. For the period from April 1, 2003 to February 5, 2004, the Predecessor Company incurred $1.3 million for these services. In addition, the Predecessor Company reimbursed its majority stockholder for travel expenses totaling $390,000 for the period from April 1, 2003 to February 5, 2004.

13.	Share-Based Compensation

In connection with the Company’s initial public offering, the Board of Directors adopted the 2005 Long-Term Equity Incentive Plan (“Plan”) which provides for the grant, to a maximum of 5.0 million shares, of stock options, restricted stock units, deferred stock units and other equity-based awards. Directors, officers and other employees of the Company and its subsidiaries, as well as others performing services for the Company, are eligible for grants under the Plan. The Company believes that such awards better align the interests of its employees with those of its stockholders.

During the year ended March 31, 2006, the Company adopted Statement No. 123(R) with the initial grants of restricted stock and options to purchase common stock to employees and directors in accordance with the provisions of the Plan. Compensation costs charged against income, and the related tax benefits recognized were $0.4 million and $0.2 million, respectively, for the year ended March 31, 2006.

Restricted Shares
Restricted shares granted under the plan generally vest in 3 to 5 years, contingent on attainment of Company performance goals, including both revenue and earnings per share growth targets. Certain restricted share awards provide for accelerated vesting if there is a change of control. The fair value of nonvested restricted shares is determined as the closing price of the Company’s common stock on the day preceding the grant date. The weighted-average grant-date fair value during the year ended March 31, 2006 was $12.32.

Options
The Plan provides that the exercise price of the option granted shall be no less than the fair market value of the Company’s common stock on the date the option is granted. Options granted have a term of no greater than 10 years from the date of grant and vest in accordance with a schedule determined at the time the option is granted, generally 3 to 5 years. Certain option awards provide for accelerated vesting if there is a change in control.

The fair value of each option award is estimated on the date of grant using the Black-Scholes Option Pricing Model (“Black-Scholes Model”) that uses the assumptions noted in the following table. Expected volatilities are based the historical volatility of the Company’s common stock and other factors, including the historical volatilities of comparable companies. The Company uses appropriate historical data, as well as current data, to estimate option exercise and employee termination behaviors. Employees that are expected to exhibit similar exercise or termination behaviors are grouped together for the purposes of valuation. The expected terms of the options granted are derived from management’s estimates and information derived from the public filings of companies similar to the Company and represent the period of time that options granted are expected to be outstanding. The risk-free rate represents the yield on U.S. Treasury bonds with a maturity equal to the expected term of the granted option. The weighted-average grant-date fair value of the options granted during the year ended March 31, 2006 was $5.02.

Year Ended March 31, 2006
Expected volatility	31.0%
Weighted-average volatility	31.0%
Expected dividends	--
Expected term in years	6.0
Risk-free rate	4.2%

A summary of option activity under the Plan as of March 31, 2006, and changes during the year then ended is as follows:

Options	Shares (000)	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (000)

Granted	61.8	$12.95	5.0	$--
Exercised	--
Forfeited or expired	--
Outstanding at March 31, 2006	61.8	$12.95	4.3	$--

Exercisable at March 31, 2006	--	$--	--	$--

Since the exercise price of the option exceeded the Company’s average stock price of $11.84 during the six months ended March 31, 2006, the aggregate intrinsic value of outstanding options was $0 at March 31, 2006.

A summary of the Company’s restricted shares granted under the Plan as of March 31, 2006, and changes during the year then ended is presented below:

Nonvested Shares	Shares (000)	Weighted-Average Grant-Date Fair Value

Granted	211.6	$12.29
Vested	(13.1)	11.25
Forfeited	(6.5)	12.32
Nonvested at March 31, 2006	192.0	$12.24

The fair value of nonvested restricted shares is determined as the closing price of the Company’s common stock on the day preceding the grant date. The weighted-average grant-date fair value during the year then ended was $12.32.

As of March 31, 2006, there was $1.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements under the Plan based on management’s estimate of the shares that will ultimately vest. The Company expects to recognize such costs over the next 4.3 years. However, the restricted shares vest upon the attainment of Company performance goals and if such goals are not met, no compensation costs would ultimately be recognized and any previously recognized compensation cost would be reversed. The total fair value of shares vested during the year ended March 31, 2006 was $0.1 million. There were no options exercised during the year ended March 31, 2006; hence there were no tax benefits realized during the period. At March 31, 2006, there were 4.7 million shares available for issuance under the Plan.

14. Income Taxes

The provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended March 31		February 6, 2004 to March 31	April 1, 2003 to February 5,
	2006	2005	2004	2004
				(Predecessor Basis)
Current
Federal	$5,043	$(544)	$4	$406
State	1,056	654	24	90
Foreign	206	102	--	--
Deferred
Federal	10,621	7,495	662	1,620
State	4,355	849	34	98

	$21,281	$8,556	$724	$2,214

The principal components of the Company’s deferred tax balances are as follows (in thousands):

	March 31
	2006	2005
Deferred Tax Assets
Allowance for doubtful accounts and sales returns	$1,975	$992
Inventory capitalization	524	359
Inventory reserves	420	567
Net operating loss carryforwards	2,402	7,990
Property and equipment	325	50
State income taxes	5,319	2,978
Accrued liabilities	233	207
AMT tax credit carryforwards	--	278
Other	168	430

Deferred Tax Liabilities
Intangible assets	(106,342)	(93,851)
Interest rate caps	(400)	(200)

	$(95,376)	$(80,200)

At March 31, 2006, Medtech and Denorex had net operating loss carryforwards of approximately $2.9 million and $3.0 million, respectfully, which may be used to offset future taxable income of the consolidated group and which begin to expire in 2020. The net operating loss carryforwards are subject to annual limitations as to usage under Internal Revenue Code Section 382 of approximately $240,000 for Medtech and $677,000 for Denorex.

A reconciliation of the effective tax rate compared to the statutory U.S. Federal tax rate is as follows (in thousands):

	Year Ended March 31				February 6, 2004 to March 31		April 1, 2003 to February 5,
	2006		2005		2004		2004
							(Predecessor Basis)
		%		%		%		%
Income tax provision at statutory rate	$16,645	35.0	$6,384	34.0	$664	34.0	$1,822	34.0
Foreign tax provision	59	0.1	102.5		--	--	--	--
State income taxes, net of federal income tax benefit	2,096	4.4	901	4.8	23	1.2	165	3.1
Increase in net deferred tax liability resulting from an increase in federal tax rate to 35%	--	--	1,147	6.2	--	--	--	--
Increase in net deferred tax liability resulting from an increase in the effective state tax rate	2,019	4.2	--	--	--	--	--	--
Amortization of intangible assets	--		--	--	--	--	94	1.8
Goodwill	461	1.0	--	--	--	--	--	--
Valuation allowance	--	--	--	--	--	--	321	5.9
Other	1	0.0	22	0.1	37	1.9	(188)	(3.5)
Provision for income taxes from continuing operations	$21,281	44.7	$8,556	45.6	$724	37.1	$2,214	41.3

15. Commitments and Contingencies

In June 2003, Dr. Jason Theodosakis filed a lawsuit, Theodosakis v. Walgreens, et al., in the United States District Court in Arizona, alleging that two of the Company’s subsidiaries, Medtech Products, Inc. and Pecos Pharmaceutical, Inc., as well as other unrelated parties, infringed the trade dress of two of his published books. Specifically, Dr. Theodosakis published “The Arthritis Cure” and “Maximizing the Arthritis Cure” regarding the use of dietary supplements to treat arthritis patients. Dr. Theodosakis alleged that his books have a distinctive trade dress, or cover layout, design, color and typeface, and those products that the defendants sold under the ARTHx trademarks infringed the books’ trade dress and constituted unfair competition and false designation of origin. Additionally, Dr. Theodosakis alleged that the defendants made false endorsements of the products by referencing his books on the product packaging and that the use of his name, books and trade dress invaded his right to publicity. The Company sold the ARTHx trademarks, goodwill and inventory to a third party, Contract Pharmacal Corporation, in March 2003. On January 12, 2005, the court granted the Company’s motion for summary judgment and dismissed all claims against Medtech Products and Pecos Pharmaceutical. The plaintiff filed an appeal in the U.S. Court of Appeals which was denied on March 28, 2006. Subsequently, the plaintiff filed a petition for rehearing which is pending.

On January 3, 2005, the Company was served with process by its former lead counsel in the Theodosakis litigation seeking $679,000 plus interest. The case was filed in the Supreme Court of New York in New York County and was styled as Dickstein Shapiro et al v. Medtech Products, Inc. In February 2005, the plaintiff filed an amended complaint naming Pecos Pharmaceutical as defendant. The Company answered and filed a counterclaim against Dickstein and also filed a third party complaint against the Lexington Insurance Company, the Company’s product liability carrier. A mediation involving all parties was conducted in March 2006 which resulted in settlement of the litigation. Pursuant to the terms of the settlement, the Company paid $126,000 to the Dickstein firm.

The Company and certain of its officers and directors are defendants in a consolidated putative securities class action lawsuit filed in the United States District Court for the Southern District of New York (the “Consolidated Action”). The first of the six consolidated cases was filed on August 3, 2005. Plaintiffs purport to represent a class of stockholders of the Company who purchased shares between February 9, 2005 through November 15, 2005. Plaintiffs also name as defendants the underwriters in the Company’s initial public offering and a private equity fund that was a selling stockholder in the offering. The District Court has appointed a Lead Plaintiff. On December 23, 2005, the Lead Plaintiff filed a Consolidated Class Action Complaint, which asserts claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b), 20(a), and 20A of the Securities Exchange Act of 1934. The Lead Plaintiff generally alleges that the Company issued a series of materially false and misleading statements in connection with its initial public offering and thereafter in regard to the following areas: the accounting issues described in the Company’s press release issued on or about November 15, 2005; and the alleged failure to disclose that demand for certain of the Company’s products was declining and that the Company was planning to withdraw several products from the market. Plaintiffs seek an unspecified amount of damages. The Company filed a motion to dismiss the Consolidated Class Action Complaint in February 2006. Oral argument on the motion is expected in June 2006. The Company’s management believes the allegations to be unfounded and will vigorously pursue its defenses; however the Company cannot reasonably estimate the potential range of loss, if any.

On September 6, 2005, another putative securities class action lawsuit substantially similar to the initially-filed complaints in the Consolidated Action described above was filed against the same defendants in the Circuit Court of Cook County, Illinois (the “Chicago Action”). In light of the first-filed Consolidated Action, proceedings in the Chicago Action have been stayed until a ruling on defendants’ anticipated motions to dismiss the consolidated complaint in the Consolidated Action. The Company’s management believes the allegations to be unfounded and will vigorously pursue its defenses; however the Company cannot reasonably estimate the potential range of loss, if any.

On May 23, 2006, Similasan Corporation filed a lawsuit against the Company in the United States District Court for the District of Colorado in which Similasan alleged false designation of origin, trademark and trade dress infringement, and deceptive trade practices by the Company related to Murine for Allergy Eye Relief, Murine for Tired Eye Relief, and Murine for Earache Relief, as applicable. Similasan has requested injunctive relief, an accounting of profits and damages and litigation costs and attorneys’ fees. In addition to the lawsuit filed by Similasan in the U.S. District Court for the District of Colorado, the Company recently received a cease and desist letter from Swiss legal counsel to Similasan and its parent company, Similasan AG, a Swiss company. In the cease and desist letter, Similasan and Similasan AG have alleged a breach of the Secrecy Agreement executed by the Company and demanded that the Company cease and desist from (i) using confidential information covered by the Secrecy Agreement; and (ii) manufacturing, distributing, marketing or selling certain of its homeopathic products. The Company’s management believes the allegations to be without merit and intends to vigorously pursue its defenses; however, the Company cannot reasonably estimate the potential range of loss, if any.

The Company is also involved from time to time in routine legal matters and other claims incidental to its business. The Company reviews outstanding claims and proceedings internally and with external counsel as necessary to assess probability of loss and for the ability to estimate loss. These assessments are re-evaluated each quarter or as new information becomes available to determine whether a reserve should be established or if any existing reserve should be adjusted. The actual cost of resolving a claim or proceeding ultimately may be substantially different than the amount of the recorded reserve. In addition, because it is not permissible under generally accepted accounting principles to establish a litigation reserve until the loss is both probable and estimable, in some cases there may be insufficient time to establish a reserve prior to the actual incurrence of the loss (upon verdict and judgment at trial, for example, or in the case of a quickly negotiated settlement). The Company believes the resolution of routine matters and other incidental claims, taking into account reserves and insurance, will not have a material adverse effect on its business, financial condition or results of operations.

Lease Commitments
The Company has operating leases for office facilities in New York, New Jersey and Wyoming, which expire at various dates through April 9, 2009.

The following summarizes future minimum lease payments for the Company’s operating leases:

Year Ending March 31
2007	$665
2008	559
2009	553
2010	76

$1,853

Rent expense for 2006 and 2005 was $584,000 and $512,000 respectively. Rent expense totaled $62,000 for the period from February 6, 2004 to March 31, 2004 and $357,000 for the period from April 1, 2003 to February 5, 2004 (predecessor basis), net of rent income from subleases totaling $23,000 for the period from February 6, 2004 to March 31, 2004 (successor basis) and $96,000 for the period from April 1, 2003 to February 5, 2004 (predecessor basis).

16. Concentrations of Risk

The Company’s sales are concentrated in the areas of over-the-counter pharmaceutical products, personal care products and household cleaning products. The Company sells its products to mass merchandisers, food and drug accounts, and dollar and club stores. During 2006 and 2005, and the periods from February 6, 2004 to March 31, 2004, and April 1, 2003 to February 5, 2004, approximately 61%, 64%, 66% and 74%, respectively, of the Company’s total sales were derived from four of its brands. During 2006 and 2005, and the periods February 6, 2004 to March 31, 2004 and April 1, 2003 to February 5, 2004, approximately 21%, 24%, 33%, and 30%, respectively, of the Company’s net sales were made to one customer. At March 31, 2006, approximately 22% of accounts receivable were owed by the same customer.

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
The Company has relationships with over 40 third-party manufacturers. Of those, the top 10 manufacturers produce items that account for 81% of the Company’s gross sales for 2006. The Company does not have long-term contracts with the manufacturers of products that account for approximately 34% of its gross sales for 2006. Not having manufacturing agreements for these products exposes the Company to the risk that the manufacturer could stop producing the Company’s products at any time, for any reason or fail to provide the Company with the level of products the Company needs to meet its customers’ demands. Without adequate supplies of merchandise to sell to the Company’s customers, sales would decrease materially and the Company’s business would suffer.

17. Business Segments

Segment information has been prepared in accordance with FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company’s operating and reportable segments consist of (i) Over-the-Counter Drugs, (ii) Personal Care and (iii) Household Cleaning.

There were no inter-segment sales or transfers during 2006 and 2005 or the periods from April 1, 2003 to February 5, 2004 or February 6, 2004 to March 31, 2004. The Company evaluates the performance of its operating segments and allocates resources to them based primarily on contribution margin. The table below summarizes information about the Company’s operating and reportable segments (in thousands).

	Year Ended March 31, 2006
	Over-the-Counter	Personal	Household
	Drug	Care	Cleaning	Consolidated

Net sales	$160,942	$27,925	$107,372	$296,239
Other revenues	--	--	429	429

Total revenues	160,942	27,925	107,801	296,668
Cost of sales	58,491	15,851	65,088	139,430

Gross profit	102,451	12,074	42,713	157,238
Advertising and promotion	22,424	3,163	6,495	32,082

Contribution margin	$80,027	$8,911	$36,218	125,156
Other operating expenses				41,252

Operating income				83,904
Other (income) expense				36,346
Provision for income taxes				21,281

Net income				$26,277
	Year Ended March 31, 2005
	Over-the-Counter	Personal	Household
	Drug	Care	Cleaning	Consolidated

Net sales	$159,010	$32,162	$97,746	$288,918
Other revenues	--	--	151	151

Total revenues	159,010	32,162	97,897	289,069
Cost of sales	60,570	16,400	62,039	139,009

Gross profit	98,440	15,762	35,858	150,060
Advertising and promotion	18,543	5,498	5,656	29,697

Contribution margin	$79,897	$10,264	$30,202	120,363
Other operating expenses				29,998

Operating income				90,365
Other (income) expense				71,589
Provision for income taxes				8,556

Net income				$10,220

	Period from February 6, 2004 to March 31, 2004
	Over-the-Counter	Personal	Household
	Drug	Care	Cleaning	Other	Consolidated

Net sales	$11,288	$4,139	$1,395	$--	$16,822
Other revenues	--	--	--	54	54

Total revenues	11,288	4,139	1,395	54	16,876
Cost of sales	5,775	2,619	957	--	9,351

Gross profit	5,513	1,520	438	54	7,525
Advertising and promotion	711	510	46	--	1,267

Contribution margin	$4,802	$1,010	$392	$54	6,258
Other operating expenses					2,580

Operating income					3,678
Other (income) expense					1,725
Provision for income taxes					724

Net Income					$1,229

	Period from April 1, 2003 to February 5, 2004
	Over-the-Counter	Personal	Household
	Drug	Care	Cleaning	Other	Consolidated

Net sales	$43,712	$24,357	$--	$--	$68,069
Other revenues	--	--	--	333	333

Total revenues	43,712	24,357	--	333	68,402
Cost of sales	15,092	11,763	--	--	26,855

Gross profit	28,620	12,594	--	333	41,547
Advertising and promotion	5,214	4,847	--	--	10,061

Contribution margin	$23,406	$7,747	$--	$333	31,486
Other operating expenses					17,970

Operating income					13,516
Other (income) expense					8,157
Provision for income taxes					2,214

Net Income					$3,145

During each of 2006 and 2005, approximately 97% of the Company’s sales were made to customers in the United States and Canada. During the periods from April 1, 2003 to February 5, 2004 and February 6, 2004 to March 31, 2004, virtually all sales were made to customers in the United States and Canada. Other than the United States, no individual geographical area accounted for more than 10% of net sales in any of the periods presented. At March 31, 2006 and 2005, substantially all of the Company’s long-term assets were located in the United States of America and have been allocated to the operating segments as follows:

	Over-the-Counter	Personal	Household
	Drug	Care	Cleaning	Consolidated

Goodwill	$222,635	$2,751	$72,549	$297,935

Intangible assets
Indefinite lived	374,070	--	170,893	544,963
Finite lived	71,888	20,313	33	92,234
	445,958	20,313	170,926	637,197

	$668,593	$23,064	$243,475	$935,132

18. Unaudited Quarterly Financial Information

Unaudited quarterly financial information for 2006 and 2005 is as follows:

Year Ended March 31, 2006
	Quarterly Period Ended
(In thousands, except for per share data)	June 30, 2005	September 30, 2005	December 31, 2005	March 31, 2006

Total revenues	$63,453	$73,345	$79,856	$80,014
Cost of sales	28,949	35,549	38,726	36,206

Gross profit	34,504	37,796	41,130	43,808

Other operating expenses
Advertising and promotion	8,705	10,217	7,385	5,775
Depreciation and amortization	2,631	2,635	2,834	2,694
General and administrative	4,911	4,117	6,159	5,954
Interest expense, net	8,510	8,671	9,526	9,639
Other expenses (1)	--	--	--	9,317

	24,757	25,640	25,904	33,379

Income from operations	9,747	12,156	15,226	10,429

Provision for income taxes	3,818	4,782	5,881	6,800

Net income (loss)	$5,929	$7,374	$9,345	$3,629

Net income per share:
Basic	$0.12	$0.15	$0.19	$0.07
Diluted	$0.12	$0.15	$0.19	$0.07

Weighted Average Shares Outstanding:
Basic	48,722	48,791	48,929	49,077
Diluted	49,998	49,949	50,010	50,008

(1)	Consists of a $7.4 million charge for the impairment of intangible assets and a $1.9 million charge for the impairment of goodwill.

Year Ended March 31, 2005
	Quarterly Period Ended
(In thousands, except for pershare data)	June 30, 2004	September 30, 2004	December 31, 2004	March 31, 2005

Total revenues	$58,755	$79,958	$73,043	$77,313
Cost of sales	33,138	37,941	33,241	34,689

Gross profit	25,617	42,017	39,802	42,624

Other operating expenses
Advertising and promotion	10,785	8,449	5,168	5,295
Depreciation and amortization	2,289	2,254	2,605	2,652
General and administrative	4,921	4,502	5,690	5,085
Interest expense, net	11,049	10,834	11,994	10,849
Other expenses (2)	7,567	--	--	19,296

	36,611	26,039	25,457	43,177

Income (loss) from operations	(10,994)	15,978	14,345	(553)

Provision (benefit) for income taxes	(3,902)	6,076	5,218	1,164

Net income (loss)	(7,092)	9,902	9,127	(1,717)

Cumulative preferred dividends on Senior Preferred and Class B Preferred Units	(3,619)	(3,827)	(3,895)	(14,054)

Net income (loss) available to common shareholders	$(10,711)	$6,075	$5,232	$(15,771)

Net income (loss) per share:
Basic	$(0.44)	$0.25	$0.21	$(0.43)
Diluted	$(0.44)	$0.23	$0.20	$(0.43)

Weighted Average Shares Outstanding:
Basic	24,511	24,615	24,725	36,497
Diluted	24,511	26,512	26,613	36,497

(2) During the quarter ended June 30, 2004, the Company recorded a $7.6 million charge related to the write-off of deferred financing costs and discount on debt associated with the borrowings retired in connection with the Medtech Acquisition. During the quarter ended March 31, 2005, the Company recorded a $19.3 million charge related to the $184.0 million of debt retired in connection with its Initial Public Offering.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)	Balance at Beginning of Period	Amounts Charged to Expense	Deductions	Other		Balance at End of Period

Year Ended March 31, 2006
Reserves for sales returns and allowance	$1,652	$23,748	$23,732	$232	(1)	$1,868
Reserves for trade promotions	1,493	2,481	2,522	137	(1)	1,671
Reserves for consumer coupon redemptions	290	2,687	2,680	--		283
Allowance for doubtful accounts	250	(1)	92	59	(1)	100
Allowance for inventory obsolescence	1,450	526	76	--		1,019
Deferred tax valuation allowance	--	--	--	--		--
Pecos returns reserve	242	--	242	--		--

Year Ended March 31, 2005
Reserves for sales returns and allowance	$687	$10,245	$9,280	$--		$1,652
Reserves for trade promotions	1,163	10,120	11,660	1,870	(2)	1,493
Reserves for consumer coupon redemptions	266	2,265	2,891	670	(2)	290
Allowance for doubtful accounts	60	32	33	191	(2)	250
Allowance for inventory obsolescence	124	769	266	823	(2)	1,450
Deferred tax valuation allowance	--	--	--	--		--
Pecos returns reserve	1,186	--	944	--		242

Period from February 6, 2004 to March 31, 2004
Reserves for sales returns and allowance	$652	$315	$568	$288	(3)	$687
Reserves for trade promotions	1,943	213	1,542	549	(3)	1,163
Reserves for consumer coupon redemptions	10	60	71	267	(3)	266
Allowance for doubtful accounts	141	46	140	13	(3)	60
Allowance for inventory obsolescence	88	70	60	26	(3)	124
Deferred tax valuation allowance	1,744	--	--	(1,744)	(4)	--
Pecos returns reserve	1,349	--	163	--		1,186

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(Continued)

	Balance at Beginning of Period	Amounts Charged to Expense	Deductions	Other	Balance at End of Period
(In Thousands)
Period from April 1, 2003 to February 5, 2004
Reserves for sales returns and allowance	$222	$3,348	$3,025	$--	$545
Reserves for trade promotions	2,228	3,241	3,526	--	1,943
Reserves for consumer coupon redemptions	62	473	525	--	10
Allowance for doubtful accounts	89	166	114	--	141
Allowance for inventory obsolescence	78	350	340	--	88
Deferred tax valuation allowance	1,419	325	--	--	1,744
Pecos returns reserve	4,104	--	2,755	--	1,349

(1) As a result of the acquisition of Dental Concepts, LLC, the Company recorded allowance for sales returns, promotional allowances and bad debts in purchase accounting.

(2) As a result of the acquisition of Bonita Bay and Vetco, the Company recorded allowances for doubtful accounts and inventory obsolescence in purchase accounting.

(3) As a result of the acquisition of Spic and Span, the Company recorded reserves for sales returns and allowances for doubtful accounts and inventory obsolescence in purchase accounting.

(4) As a result of the business combination of Medtech and Denorex, the Company determined that it would probably be able to utilize the deferred tax assets for which a valuation allowance had previously been established. Accordingly, the Company did not record a valuation allowance in purchase accounting.

Prestige Brands International, LLC

Financial Statements

March 31, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Members
Prestige Brands International, LLC:

We have completed an integrated audit of Prestige Brands International, LLC’s 2006 consolidated financial statements and of its internal control over financial reporting as of March 31, 2006 and audits of its 2005 and 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of members’ equity and comprehensive income and of cash flows present fairly, in all material respects, the financial position of Prestige Brands International, LLC and its subsidiaries at March 31, 2006 and 2005 (successor basis), and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2006 and for the period from February 6, 2004 to March 31, 2004 (successor basis) in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of March 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission, is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Salt Lake City, Utah
June 10, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Medtech Holdings, Inc. and The Denorex Company

In our opinion, the accompanying combined statements of operations, of stockholders' equity, and of cash flows present fairly, in all material respects, the results of operations and cash flows of Medtech Holdings, Inc. and The Denorex Company (the "Company") for the period from April 1, 2003 to February 5, 2004 (predecessor basis) in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing on page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Salt Lake City, Utah
June 10, 2006

Prestige Brands International, LLC
Consolidated Statements of Operations

	Year Ended March 31		February 6, 2004 to March 31,	April 1, 2003 to February 5,
(In thousands)	2006	2005	2004	2004
	(Successor Basis)		(Successor Basis)	(Predecessor Basis)
Revenues
Net sales	$296,239	$288,918	$16,822	$68,069
Other revenues	429	151	--	--
Other revenues - related parties	--	--	54	333
Total revenues	296,668	289,069	16,876	68,402

Cost of Sales
Cost of sales	139,430	139,009	9,351	26,855
Gross profit	157,238	150,060	7,525	41,547

Operating Expenses
Advertising and promotion	32,082	29,697	1,267	10,061
General and administrative	21,158	20,198	1,649	12,068
Depreciation	1,736	1,899	41	247
Amortization of intangible assets	9,041	7,901	890	4,251
Forgiveness of related party receivable	--	--	--	1,404
Impairment of goodwill	1,892	--	--	--
Impairment of intangible assets	7,425	--	--	--
Total operating expenses	73,334	59,695	3,847	28,031

Operating income	83,904	90,365	3,678	13,516

Other income (expense)
Interest income	568	371	10	38
Interest expense	(36,914)	(45,097)	(1,735)	(8,195)
Loss on disposal of equipment	--	(9)	--	--
Loss on extinguishment of debt	--	(26,854)	--	--
Total other income (expense)	(36,346)	(71,589)	(1,725)	(8,157)

Income before income taxes	47,558	18,776	1,953	5,359

Provision for income taxes	(21,281)	(8,556)	(724)	(2,214)
Net income	$26,277	$10,220	$1,229	$3,145

See accompanying notes.

Prestige Brands International, LLC
Consolidated Balance Sheets

(In thousands)
Assets	March 31, 2006	March 31, 2005
Current assets	(Successor Basis)
Cash and cash equivalents	$8,200	$5,334
Accounts receivable	40,042	35,918
Inventories	33,841	24,833
Deferred income tax assets	3,227	5,699
Prepaid expenses and other current assets	701	3,152
Total current assets	86,011	74,936

Property and equipment	1,653	2,324
Goodwill	297,935	294,731
Intangible assets	637,197	608,613
Other long-term assets	15,849	15,996

Total Assets	$1,038,645	$996,600

Liabilities and Members’ Equity
Current liabilities
Accounts payable	$18,065	$21,705
Accrued interest payable	7,563	7,060
Income taxes payable	1,795	--
Other accrued liabilities	4,582	4,529
Current portion of long-term debt	3,730	3,730
Total current liabilities	35,735	37,024

Long-term debt	494,900	491,630
Deferred income tax liabilities	98,603	85,899

Total Liabilities	629,238	614,553

Commitments and Contingencies - Note 14

Members’ Equity
Contributed capital - Prestige Holdings	370,572	370,278
Accumulated other comprehensive income	1,109	320
Retained earnings	37,726	11,449
Total members’ equity	409,407	382,047

Total Liabilities and Members’ Equity	$1,038,645	$996,600

See accompanying notes.

Prestige Brands International, LLC
Consolidated Statement of Changes in Members’ Equity
and Comprehensive Income
Years Ended March 31, 2006

	Medtech Common Stock		Denorex Common Stock		Prestige Contributed	Additional Paid-in
(In Thousands)	Shares	Amount	Shares	Amount	Capital	Capital
Predecessor Basis
Balance at March 31, 2003	7,145	$71	125	$1	$--	$56,792

Amortization of deferred compensation	--	--	--	--	--	--
Contribution of capital	--	--	--	--	--	2,629
Components of comprehensive income
Net income	--	--	--	--	--	--
Unrealized gain on interest rate swap net of income tax expense of $148	--	--	--	--	--	--
Total comprehensive income	--	--	--	--	--	--
Balance at February 5, 2004	7,145	71	125	1	--	59,421

Successor Basis
Cash contribution of capital related to the Medtech Acquisition, net of offering costs	--	--	--	--	100,371	--
Issuance of Units in conjunction with Medtech Acquisition	--	--	--	--	1,709	--
Adjustments related to Medtech Acquisition	(7,145)	(71)	(125)	(1)	--	(59,421)
Issuance of Units in conjunction with Spic and Span Acquisition	--	--	--	--	17,768	--
Issuance of Warrants in connection with Medtech Acquisition	--	--	--	--	4,871	--
Net income and comprehensive income	--	--	--	--	--	--

Balance at March 31, 2004	--	$--	--	$--	$124,719	$--

See accompanying notes.

Prestige Brands International, LLC
Consolidated Statement of Changes in Members’ Equity
and Comprehensive Income
Years Ended March 31, 2006
(Continued)

(In Thousands)	Deferred Compensation	Medtech Treasury Stock	Accumulated Other Comprehensive Income/ (Loss)	Retained Earnings (Accumulated Deficit)	Total

Balance at March 31, 2003	$(140)	$(2)	$(549)	$(12,314)	$43,859

Amortization of deferred compensation	67	--	--	--	67
Contribution of capital	--	--	--	--	2,629
Components of comprehensive income
Net income	--	--	--	3,145	3,145
Unrealized gain on interest rate swap net of income tax expense of $148	--	--	423	--	423
Total comprehensive income	--	--	--	--	3,568

Balance at February 5, 2004	(73)	(2)	(126)	(9,169)	50,123

Successor Basis
Cash contribution of capital related to the Medtech Acquisition, net of offering costs	--	--	--	--	100,371
Issuance of Units in conjunction with Medtech Acquisition	--	--	--	--	1,709
Adjustments related to Medtech Acquisition	73	2	126	9,169	(50,123)
Issuance of Units in conjunction with Spic and Span Acquisition	--	--	--	--	17,768
Issuance of Warrants in connection with Medtech Acquisition	--	--	--	--	4,871
Net income and comprehensive income	--	--	--	1,229	1,229

Balance at March 31, 2004	$--	$--	$--	$1,229	$125,948

See accompanying notes.

Prestige Brands International, LLC
Consolidated Statement of Changes in Members’ Equity
and Comprehensive Income
Years Ended March 31, 2006
(Continued)

(In Thousands)	Prestige Contributed Capital	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Total

Balance at March 31, 2004	$124,719	$--	$1,229	$125,948

Contribution of capital from parent	245,559	--	--	245,559
Components of comprehensive income:
Net income	--	--	10,220	10,220
Unrealized gain on interest rate caps net of income tax expense of $200	--	320	--	320
Total comprehensive income	--	--	--	10,540

Balance at March 31, 2005	370,278	320	11,449	382,047

Additional costs associated with capital contributions from Prestige Brands Holdings	(63)	--	--	(63)

Capital contributions from Prestige Brands Holdings in connection with compensation of officers and directors	383	--	--	383

Repurchase of equity units	(26)	--	--	(26)

Components of comprehensive income
Net income for the period	--	--	26,277	26,277
Unrealized loss on interest rate cap, net of tax benefit of $400	--	789	--	789
Total comprehensive income	--	--	--	27,066

Balance at March 31, 2006	$370,572	$1,109	$37,726	$409,407

See accompanying notes.

Prestige Brands International, LLC
Consolidated Statements of Cash Flows

	Year Ended March 31		February 6, 2004 to March 31,	April 1, 2003 to February 5,
(In thousands)	2006	2005	2004	2004
	(Successor Basis)		(Successor Basis)	(Predecessor Basis)
Operating Activities
Net income	$26,277	$10,220	$1,229	$3,145
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	10,777	9,800	931	4,498
Amortization of deferred financing costs	2,649	2,943	134	1,271
Impairment of goodwill and intangible assets	9,317	--	--	--
Deferred income taxes	14,976	8,344	696	1,718
Stock-based compensation	383	--	--	67
Loss on extinguishment of debt	--	26,854	--	--
Other	--	9	71	376
Changes in operating assets and liabilities, net of effects of purchases of businesses
Accounts receivable	(1,350)	(7,227)	(898)	1,069
Inventories	(7,156)	2,922	207	(1,712)
Prepaid expenses and other assets	2,623	(1,490)	(52)	259
Accounts payable	(6,037)	5,059	574	(1,373)
Income taxes payable	1,795	--	(326)	336
Accrued liabilities	(393)	(6,392)	(4,272)	(1,811)
Net cash provided by (used for) operating activities	53,861	51,042	(1,706)	7,843

Investing Activities
Purchases of equipment	(519)	(365)	(42)	(66)
Purchases of intangibles	(22,655)	--	--	(510)
Restricted funds	--	--	700	--
Purchases of businesses, net	(30,989)	(425,479)	(167,532)	--
Net cash used for (used for) investing activities	(54,163)	425,844)	(166,874)	(576)

Financing Activities
Proceeds from the issuance of notes	30,000	698,512	154,786	13,539
Payment of deferred financing costs	(13)	(24,539)	(2,841)	(115)
Repayment of notes	(26,730)	(529,538)	(80,146)	(24,682)
Prepayment penalty	--	(10,875)	--	--
Payment on interest rate caps	--	(2,283)	(197)	--
Proceeds from the issuance of equity, net	(63)	475,554	100,371	2,629
Redemption of equity interests	(26)	(230,088)	--	--
Net cash provided by (used for) financing activities	3,168	376,743	171,973	(8,629)

Increase (decrease) in cash	2,866	1,941	3,393	(1,362)
Cash - beginning of period	5,334	3,393	--	3,530

Cash - end of period	$8,200	$5,334	$3,393	$2,168
See accompanying notes.

Prestige Brands International, LLC
Consolidated Statements of Cash Flows

	Year Ended March 31		February 6, 2004 to March 31,	April 1, 2003 to February 5,
	2006	2005	2004	2004
	(Successor Basis)		(Successor Basis)	(Predecessor Basis)
Supplemental Cash Flow Information
Purchases of Businesses
Fair value of assets acquired, net of cash acquired	$34,335	$655,542	$318,380	$--
Fair value of liabilities assumed	(3,346)	(229,971)	(131,371)	--
Purchase price funded with non-cash contributions	--	(92)	(19,477)	--
Cash paid to purchase businesses	$30,989	$425,479	$167,532	$--

Interest paid	$33,760	$42,155	$2,357	$5,491
Income taxes paid (refunded)	$2,852	$2,689	$(31)	$159

See accompanying notes.

Prestige Brands International, LLC
Notes to Consolidated Financial Statements

1.	Business and Basis of Presentation

   Nature of Business
Prestige Brands International, LLC (“Prestige International” or the “Company”) is an indirect wholly-owned subsidiary of Prestige Brands Holdings, Inc. (“Prestige Holdings”) and the indirect parent company of Prestige Brands, Inc., the issuer of the 9.25% senior subordinated notes due 2012 (“Senior Notes”) and the borrower under the senior credit facility consisting of a Revolving Credit Facility, Tranche B Term Loan Facility and a Tranche C Term Loan Facility (together the “Senior Credit Facility”). Prestige International is a holding company with no assets or operations and is also the parent guarantor of the Senior Notes and Senior Credit Facility. Prestige Holdings through its subsidiaries, is engaged in the marketing, sales and distribution of over-the-counter drug, personal care and household cleaning brands to mass merchandisers, drug stores, supermarkets and club stores primarily in the United States.

On February 6, 2004, Prestige International Holdings, LLC (“Prestige LLC”), through two indirect wholly-owned subsidiaries, acquired all of the outstanding capital stock of Medtech Holdings, Inc. (“Medtech”) and The Denorex Company (“Denorex”) (collectively the “Predecessor Company”) (the “Medtech Acquisition”). On March 5, 2004, Prestige LLC, through an indirect wholly-owned subsidiary, acquired all of the outstanding capital stock of The Spic and Span Company (“Spic and Span”) (the “Spic and Span Acquisition”). On April 6, 2004, Prestige LLC, through an indirect wholly-owned subsidiary, acquired all of the outstanding capital stock of Bonita Bay Holdings, Inc. (“Bonita Bay”) (the “Bonita Bay Acquisition”). On October 6, 2004, Prestige LLC acquired, through an indirect wholly-owned subsidiary, all of the outstanding capital stock of Vetco, Inc. (“Vetco”) (the “Vetco Acquisition”). On February 9, 2005, Prestige Holdings became the direct parent company of Prestige LLC under the terms of an exchange agreement among Prestige Holdings, Prestige LLC and each holder of common units of Prestige LLC. Prestige LLC was controlled by affiliates of GTCR Golder Rauner II, LLC. Pursuant to the exchange agreement, the holders of common units of Prestige LLC exchanged all of their common units for an aggregate of 26.7 million shares of common stock of Prestige Holdings. On November 8, 2005, the Company, through a wholly-owned subsidiary, acquired Dental Concepts, LLC (“Dental Concepts”).

Fiscal Year
The Company’s fiscal year ends on March 31st of each year. References in these financial statements or notes to a year (e.g., “2005”) means the Company’s fiscal year ended on March 31st of that year.

   Basis of Presentation
The Medtech Acquisition was accounted for as a purchase transaction. For financial reporting purposes, Medtech and Denorex, which were under common control and management, are considered the predecessor entities. Accordingly, the results of operations and cash flows for the period from April 1, 2003 to February 5, 2004, represent the combined historical financial statements of Medtech and its subsidiaries and Denorex (“predecessor basis”). The balance sheets of the Company at March 31, 2006 and 2005, and the results of operations and cash flows for the years ended March 31, 2006 and 2005, and for the period from February 6, 2004 to March 31, 2004, reflect those purchase accounting adjustments resulting from the Medtech Acquisition (“successor basis”). The Spic and Span, Bonita Bay, Vetco and Dental Concepts Acquisitions were also accounted for as purchase transactions. The results of operations and cash flows for Spic and Span, Bonita Bay, Vetco and Dental Concepts have been reflected in the Company’s consolidated statements of operations and cash flows beginning from their respective acquisition dates. The formation of Prestige Holdings and exchange of common units for common shares was accounted for as a reorganization of entities under common control. As a result, there was no adjustment to the carrying value of the assets and liabilities. All significant intercompany transactions and balances have been eliminated.

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

Accounts Receivable
The Company extends non-interest bearing trade credit to its customers in the ordinary course of business. The Company maintains an allowance for doubtful accounts receivable based upon historical collection experience and expected collectibility of the accounts receivable. In an effort to reduce credit risk, the Company (i) has established credit limits for all of its customer relationships, (ii) performs ongoing credit evaluations of customers’ financial condition, (iii) monitors the payment history and aging of customers’ receivables, and (iv) monitors open orders against an individual customer’s outstanding receivable balance.

Inventories
Inventories are stated at the lower of cost or fair value, where cost is determined by using the first-in, first-out method. Additionally, the Company provides an allowance for slow moving and obsolete inventory, whereby it reduces inventories for the diminution of value resulting from product obsolescence, damage, or other issues affecting marketability equal to the difference between the cost of the inventory and its estimated market value. Factors utilized in the determination of estimated market value include (i) current sales data and historical return rates, (ii) estimates of future demand, (iii) competitive pricing pressures, (iv) new product introductions, (v) product expiration dates, and (vi) component and packaging obsolescence.

Property and Equipment
Property and equipment are stated at cost and are depreciated using the straight-line method based on the following estimated useful lives:

Years
Machinery	5
Computer equipment	3
Furniture and fixtures	7
Leasehold improvements	5

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

Goodwill
The excess of the purchase price over the fair market value of assets acquired and liabilities assumed in purchase business combinations is classified as goodwill. In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“Statement”) No. 142, “Goodwill and Other Intangible Assets,” the Company does not amortize goodwill, but performs impairment tests of the carrying value at least annually. The Company tests goodwill for impairment at the “brand” level which is one level below the operating segment level.

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

Revenue Recognition
Revenues are recognized in accordance with Securities and Exchange Commission Staff Accounting Bulletin 104, “Revenue Recognition,” when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the product has been shipped and the customer takes ownership and assumes risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. The Company has determined that the transfer of risk of loss generally occurs when product is received by the customer and, accordingly, recognizes revenue at that time. Provision is made for estimated customer discounts and returns at the time of sale based on the Company’s historical experience.

As is customary in the consumer products industry, the Company participates in the promotional programs of its customers to enhance the sale of its products. The cost of these promotional programs varies based on the actual number of units sold during a finite period of time. The Company estimates the cost of such promotional programs at their inception based on historical experience and current market conditions and reduces sales by such estimates. These promotional programs consist of direct to consumer incentives such as coupons and temporary price reductions, as well as incentives to the Company’s customers, such as slotting and display fees, and cooperative advertising. Estimates of the costs of these promotional programs are based on (i) historical sales experience, (ii) the current offering, (iii) forecasted data, (iv) current market conditions, and (v) communication with customer purchasing/marketing personnel. At the completion of the promotional program, the estimated amounts are adjusted to actual results.

Due to the nature of the consumer products industry, the Company is required to estimate future product returns. Accordingly, the Company records an estimate of product returns concurrent with recording sales which is made after analyzing (i) historical return rates, (ii) current economic trends, (iii) changes in customer demand, (iv) product acceptance, (v) seasonality of our product offerings, and (vi) the impact of changes in product formulation, packaging and advertising.

Costs of Sales
Costs of sales include product costs, warehousing costs, inbound and outbound shipping costs, and handling and storage costs. Shipping, warehousing and handling costs were $24.5 million and $22.7 million for the years ended March 31, 2006 and 2005, respectively, as well as $4.1 million and $1.1 million for the periods April 1, 2003 to February 5, 2004 and February 6, 2004 to March 31, 2004, respectively.

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

Stock-based Compensation
During 2006, the Company adopted FASB, Statement No. 123(R), “Share-Based Payment” (“Statement No. 123(R)”) with the initial grants of Prestige Holdings’ restricted stock and options to purchase common stock to employees and directors in accordance with the provisions of Prestige Holdings’ 2005 Long-Term Equity Incentive Plan (“the Plan”). Statement No. 123(R) requires the Company to measure the cost of services to be rendered based on the grant-date fair value of the equity award. Compensation expense is to be recognized over the period which an employee is required to provide service in exchange for the award, generally referred to as the requisite service period. The benefits, as well as the costs associated with these relationships, are contributed to the Company. Accordingly, the Company recorded non-cash compensation charges of $0.4 million during the year ended March 31, 2006. There were no stock-based compensation charges incurred during 2005 or the period from February 6, 2004 to March 31, 2004. The Company recorded non-cash compensation of $67,000 during the period from April 1, 2003 to February 5, 2005.

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

Fair Value of Financial Instruments
The carrying value of cash, accounts receivable and accounts payable at March 31, 2006 and 2005 approximates fair value due to the short-term nature of these instruments. The carrying value of long-term debt at March 31, 2006 and 2005 approximates fair value based on interest rates for instruments with similar terms and maturities.

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

In May 2005, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections” (“Statement No. 154”) which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” (“APB Opinion No. 20”) and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” Statement No. 154 requires that voluntary changes in accounting principle be applied retrospectively to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustments be made to the opening balance of retained earnings. APB Opinion No. 20 had required that most voluntary changes in accounting principle be recognized by including in net income the cumulative effect of changing to the new principle. Statement No. 154 is effective for all accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

2.	Acquisition of Businesses

Acquisitions of Medtech, Denorex and Spic and Span
On February 6, 2004, the Company acquired all of the outstanding capital stock of Medtech and Denorex for a purchase price of approximately $244.3 million (including fees and expenses of $2.4 million).

On March 5, 2004, the Company acquired all of the outstanding capital stock of Spic and Span for a purchase price of approximately $30.3 million.

The Medtech Acquisition, including fees and expenses related to the new financing of $7.7 million, and the Spic and Span Acquisition were financed through the following sources:

(In Thousands)	Medtech	Spic and Span

Medtech revolving credit facility	$195	$11,650
Medtech term loan facility	100,000	--
Medtech subordinated notes	42,941	--
Issuance of Preferred and Common Units	106,951	17,768

Total sources of funds	$250,087	$29,418

The total purchase prices of the Medtech Acquisition (which included cash of $166.1 million paid to the selling stockholders, Prestige LLC Class B Preferred Units valued at an aggregate of $1.2 million, and Prestige LLC Common Units valued at an aggregate of $524.0 million, assumed debt and accrued interest which was retired of $74.0 million and acquisition costs of $2.4 million) and the Spic and Span Acquisition (which included cash of $4.9 million paid to the selling stockholders, 23,000 Prestige LLC Senior Preferred Units issued to the selling stockholders valued at $17.8 million, and assumed debt and accrued interest which was retired of $7.6 million) were allocated to the acquired assets and liabilities as set forth in the following table:

(In Thousands)	Medtech	Spic and Span	Total

Cash	$2,168	$1,063	$3,231
Restricted cash	700	--	700
Accounts receivable	10,622	1,849	12,471
Inventories	9,959	908	10,867
Prepaid expenses and other current assets	151	31	182
Property and equipment	434	445	879
Goodwill	55,639	--	55,639
Intangible assets	209,330	28,171	237,501
Deferred income taxes	--	141	141
Accounts payable	(6,672)	(1,644)	(8,316)
Accrued liabilities	(6,264)	(1,341)	(7,605)
Long-term debt	(71,868)	(6,981)	(78,849)
Deferred income taxes	(36,601)	--	(36,601)

	$167,598	$22,642	$190,240

The value of the Prestige LLC Class B Preferred Units and the Prestige LLC Common Units issued to the selling stockholders was determined based on the cash consideration received from GTCR and other investors concurrently with the acquisitions. The value of the Prestige LLC Senior Preferred Units issued to the selling stockholders in the Spic and Span Acquisition was determined based on the estimated cash flows that will accrue to the owners of the Senior Preferred Units, the timing of receipt and a market-based required rate of return for the Senior Preferred Units. A “unit” is an equity interest of a unitholder in the profits, losses and distributions of a limited liability company, or “LLC.”

As a result of the Medtech Acquisition, the Company recorded indefinite lived trademarks of $153.2 million and $56.1 million of trademarks with an estimated weighted average useful life of 11 years. As a result of the Spic and Span Acquisition, the Company recorded indefinite lived trademarks of $28.2 million.

Acquisition of Bonita Bay
On April 6, 2004, the Company acquired all of the outstanding capital stock of Bonita Bay for a purchase price of approximately $561.3 million (including working capital adjustments totaling $1.1 million). In accordance with Statement No. 141, the Company was determined to be the accounting acquirer.

The Bonita Bay Acquisition, including fees and expenses related to the new financing of $22.7 million and funds used to pay off $154.4 million of debt and accrued interest incurred to finance the Medtech Acquisition, was financed through the following sources:

(In Thousands)
Revolving Credit Facility	$3,512
Tranche B Term Loan Facility	355,000
Tranche C Term Loan Facility	100,000
9.25% Senior Subordinated Notes	210,000
Issuance of Preferred and Common units	58,579

Total sources of funds	$727,091

The total purchase price of the Bonita Bay Acquisition (which included cash of $379.2 million paid to the selling stockholders, Prestige LLC Class B Preferred Units valued at an aggregate of $91,000 and Prestige LLC Common Units valued at an aggregate of $1,000, assumed debt and accrued interest which was retired of $176.9 million and acquisition costs of $3.6 million, was allocated to the acquired assets and liabilities as set forth in the following table:

(In Thousands)
Cash	$4,304
Accounts receivable	13,186
Inventories	16,185
Prepaid expenses and other current assets	1,391
Property and equipment	2,982
Goodwill	217,234
Intangible assets	352,460
Accounts payable and accrued liabilities	(21,189)
Long-term debt	(172,898)
Deferred income taxes	(34,429)

$379,226

As a result of the Bonita Bay Acquisition, the Company recorded indefinite lived trademarks of $340.7 million and $11.8 million of trademarks with an estimated weighted average useful life of seven years.

Acquisition of Vetco, Inc.
On October 6, 2004, the Company acquired all the outstanding stock of Vetco, Inc. for a purchase price of approximately $50.6 million. To finance the acquisition, the Company used cash on hand of approximately $20.6 million and borrowed an additional $12.0 million on its Revolving Credit Facility and $18.0 million on its Tranche B Term Loan Facility.

The total purchase price of the Vetco Acquisition was allocated to the acquired assets and liabilities as set forth in the following table:

(In Thousands)
Accounts receivable	$2,136
Inventories	910
Prepaid expenses and other current assets	37
Property and equipment	5
Goodwill	21,858
Intangible assets	27,158
Accounts payable and accrued liabilities	(1,455)

$50,649

As a result of the Vetco Acquisition, the Company recorded $27.0 million of trademarks with an estimated useful life of 20 years and $158,000 related to a 5-year non-compete agreement with the former owner of Vetco.

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

	Years Ended March 31
	2005	2004
	(Unaudited Pro forma)

Net sales	$295,247	$282,418

Income before income taxes	$29,277	$37,921

Net income	$17,733	$23,156

Acquisition of Dental Concepts, LLC
On November 8, 2005, the Company acquired all of the ownership interests of Dental Concepts, LLC (“Dental Concepts”), a marketer of therapeutic oral care products sold under “The Doctor’s®” brand. The Company expects that The Doctor’s® product line will benefit from its business model of outsourcing manufacturing and increasing awareness through targeted marketing and advertising. Additionally, the Company anticipates benefits associated with its ability to leverage certain economies of scale and the elimination of redundant operations.

The purchase price of the ownership interests was approximately $30.9 million (net of cash acquired of $0.3 million), including fees and expenses of the acquisition of $0.9 million. The Company financed the acquisition price through the utilization of its senior revolving credit facility and with cash resources of $30.0 million and $0.9 million, respectively.

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition. The Company has obtained independent valuations of certain tangible and intangible assets; however, the final purchase price will not be determined until all contingencies have been resolved. Consequently, the allocation of the purchase price is subject to refinement. At March 31, 2006, $1.5 million is being held in escrow pending the resolution of the aforementioned contingencies. Future disbursements from escrow will increase the amount recorded in the Company’s consolidated balance sheet as goodwill.

The fair values assigned to the acquired assets and liabilities consist of the following:

(In thousands)
Accounts receivable	$2,774
Inventories	1,852
Prepaid expenses and other current assets	172
Property and equipment	546
Goodwill	5,096
Intangible assets	22,395
Funds in escrow	1,500
Accounts payable and accrued liabilities	(3,346)

$30,989

As a result of the Dental Concepts acquisition, the Company recorded a trademark valued at $22.4 million with an estimated useful life of 20 years. Goodwill resulting from this transaction was $5.1 million. As discussed above, this recorded amount is subject to change as additional information becomes available; however, it is estimated that such amount will be fully deductible for income tax purposes.

The following table reflects the unaudited results of the Company’s operations on a pro forma basis as if the Dental Concepts acquisition had been completed on April 1, 2004. It also includes the pro forma results from operations of Vetco, Inc., which was acquired in October 2004, as if the acquisition of Vetco, Inc. had been completed on April 1, 2004. The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated on April 1, 2004, nor is it necessarily indicative of future operating results.

	Year Ended March 31
(In thousands, except per share data)	2006	2005
	(Unaudited Pro forma)

Revenues	$304,711	$308,062

Income before provision for income taxes	$46,772	$20,730

Net income	$25,797	$11,418

3.	Accounts Receivable

The components of accounts receivable consist of the following (in thousands):
	March 31
	2006	2005

Accounts receivable	$40,140	$36,985
Other receivables	1,870	835
	42,010	37,820
Less allowances for discounts, returns and uncollectible accounts	(1,968)	(1,902)

	$40,042	$35,918

4.	Inventories

Inventories consist of the following (in thousands):
	March 31
	2006	2005

Packaging and raw materials	$3,278	$3,587
Finished goods	30,563	21,246

	$33,841	$24,833

Inventories are shown net of allowances for obsolete and slow moving inventory of $1.0 million and $1.5 million at March 31, 2006 and 2005, respectively.

5. Property and Equipment

Property and equipment consist of the following (in thousands):
	March 31
	2006	2005

Machinery	$3,722	$3,099
Computer equipment	987	771
Furniture and fixtures	303	244
Leasehold improvements	340	173
	5,352	4,287

Accumulated depreciation	(3,699)	(1,963)

	$1,653	$2,324

6. Goodwill

A reconciliation of the activity affecting goodwill by operating segment is as follows (in thousands):

	Over-the-Counter	Personal	Household
	Drug	Care	Cleaning	Consolidated

Balance - March 31, 2004	$51,138	$4,643	$--	$55,781

Additions	166,543	--	72,549	239,092
Adjustment related to the February 2004 Medtech acquisition	(142)	--	--	(142)

Balance - March 31, 2005	217,539	4,643	72,549	294,731

Additions	5,096	--	--	5,096
Impairments	--	(1,892)	--	(1,892)

Balance - March 31, 2006	$222,635	$2,751	$72,549	$297,935

In connection with the annual test for goodwill impairment, the Company recorded a $1.9 million charge to adjust the carrying amount of goodwill related to one of the reporting units in the personal care segment to its fair value as determined by use of discounted cash flow methodologies.

7. Intangible Assets

On October 28, 2005, the Company acquired the “Chore Boy®” brand of cleaning pads and sponges for $22.7 million, including direct costs of $0.5 million.

During the year ended March 31, 2006, management determined that declining sales in the Company’s personal care segment might be indicative of an impairment of the Company’s intangible assets. Accordingly, in connection with its annual impairment tests of goodwill and indefinite-lived intangibles in accordance Statement No. 142, management also performed an impairment analysis for all of the Company’s finite-lived intangible assets in accordance with Statement No. 144. As a result of this analysis, the Company recorded a $7.4 million charge to adjust the carrying amount of certain trademarks related to the personal care segment to their fair values as determined by use of discounted cash flow methodologies. The Company also recorded a related impairment charge to goodwill.

A reconciliation of the activity affecting intangible assets is as follows (in thousands):

	Year Ended March 31, 2006
	Indefinite Lived	Finite Lived	Non Compete
	Trademarks	Trademarks	Agreement	Totals
Carrying Amounts
Balance - March 31, 2005	$522,346	$94,900	$158	$617,404

Additions	22,617	22,395	38	45,050
Impairments	--	(7,425)	--	(7,425)

Balance - March 31, 2006	$544,963	$109,870	$196	$655,029

Accumulated Amortization
Balance - March 31, 2005	$--	$8,775	$16	$8,791

Additions	--	9,004	37	9,041

Balance - March 31, 2006	$--	$17,779	$53	$17,832

	Year Ended March 31, 2005
	Indefinite Lived	Finite Lived	Non Compete
	Trademarks	Trademarks	Agreement	Totals
Carrying Amounts
Balance - March 31, 2004	$181,361	$56,160	$--	$237,501

Additions	340,985	38,760	158	379,903

Balance - March 31, 2005	$522,346	$94,900	$158	$617,404

Accumulated Amortization
Balance - March 31, 2004	$--	$890	$--	$890

Additions	--	7,885	16	7,901

Balance - March 31, 2005	$--	$8,775	$16	$8,791

At March 31, 2006, intangible assets are expected to be amortized over a period of five to 30 years as follows (in thousands):

Year Ending March 31
2007	$8,774
2008	8,774
2009	8,769
2010	7,354
2011	7,338
Thereafter	51,225

$92,234

8. Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	March 31
	2006	2005

Accrued marketing costs	$2,513	$2,693
Reserve for Pecos returns	--	242
Accrued payroll	813	2,004
Accrued commissions	248	184
Other	1,008	(594)

	$4,582	$4,529

9. Long-Term Debt

Long-term debt consists of the following (in thousands):	March 31
	2006	2005

Senior revolving credit facility (“Revolving Credit Facility”), which expires on April 6, 2009, is available for maximum borrowings of up to $60.0 million. The Revolving Credit Facility bears interest at the Company’s option at either the prime rate plus a variable margin or LIBOR plus a variable margin. The variable margins range from 0.75% to 2.50% and at March 31, 2006, the interest rate on the Revolving Credit Facility was 9.0% per annum. The Company is also required to pay a variable commitment fee on the unused portion of the Revolving Credit Facility. At March 31, 2006, the commitment fee was 0.50% of the unused line. The Revolving Credit Facility is collateralized by substantially all of the Company’s assets.
	$7,000	$--

Senior secured term loan facility, (“Tranche B Term Loan Facility”) that bears interest at the Company’s option at either the prime rate plus a margin of 1.25% or LIBOR plus a margin of 2.25%. At March 31, 2006, the weighted average applicable interest rate on the Tranche B Term Loan Facility was 7.22%. Principal payments of $933 and interest are payable quarterly. In February 2005, the Tranche B Term Loan Facility was amended to increase the amount available thereunder by $200.0 million, all of which is available at March 31, 2006. Current amounts outstanding under the Tranche B Term Loan Facility mature on April 6, 2011, while amounts borrowed pursuant to the amendment will mature on October 6, 2011. The Tranche B Term Loan Facility is collateralized by substantially all of the Company’s assets.
	365,630	369,360

Senior Subordinated Notes (“Senior Notes”) that bear interest at 9.25% which is payable on April 15th and October 15th of each year. The Senior Notes mature on April 15, 2012; however, the Company may redeem some or all of the Senior Notes on or prior to April 15, 2008 at a redemption price equal to 100%, plus a make-whole premium, and on or after April 15, 2008 at redemption prices set forth in the indenture governing the Senior Notes. The Senior Notes are unconditionally guaranteed by Prestige Brands International, LLC (“Prestige International”), a wholly-owned subsidiary, and Prestige International’s wholly-owned subsidiaries (other than the issuer). Each of these guarantees is joint and several. There are no significant restrictions on the ability of any of the guarantors to obtain funds from their subsidiaries.
	126,000	126,000

	498,630	495,360
Current portion of long-term debt	(3,730)	(3,730)

	$494,900	$491,630

The Revolving Credit Facility and the Tranche B Term Loan Facility (together the “Senior Credit Facility”) contain various financial covenants, including provisions that require the Company to maintain certain leverage ratios, interest coverage ratios and fixed charge coverage ratios. The Senior Credit Facility and the Senior Notes also contain provisions that restrict the Company from undertaking specified corporate actions, such as asset dispositions, acquisitions, dividend payments, repurchase of common shares outstanding, changes of control, incurrence of indebtedness, creation of liens and transactions with affiliates. Additionally, the Senior Credit Facility and the Senior Notes contain cross-default provisions whereby a default pursuant to the terms and conditions of either indebtedness will cause a default on the remaining indebtedness. The Company was in compliance with its applicable financial and restrictive covenants under the Senior Credit Facility and the indenture governing the Senior Notes at March 31, 2006.

Future principal payments required in accordance with the terms of the Senior Credit Facility and the Senior Notes are as follows (in thousands):

Year Ending March 31
2007	$3,730
2008	3,730
2009	3,730
20010	10,730
2011	3,730
Thereafter	472,980

$498,630

The Company entered into a 5% interest rate cap agreement with a financial institution to mitigate the impact of changing interest rates. The agreement provides for a notional amount of $20.0 million and terminates in June 2006. The Company also entered into interest rate cap agreements with another financial institution that became effective on August 30, 2005, with a total notional amount of $180.0 million and cap rates ranging from 3.25% to 3.75%. The agreements terminate on May 30, 2006, 2007 and 2008 as to $50.0 million, $80.0 million and $50.0 million, respectively. The Company is accounting for the interest rate cap agreements as cash flow hedges. The fair value of the interest rate cap agreements, which is included in other long-term assets, was $3.3 million and $2.8 million at March 31, 2006 and 2005, respectively.

10. Members’ Equity

On February 6, 2004, in connection with the Medtech Acquisition, certain senior executive officers purchased an aggregate of 5.3 million common units of Prestige LLC at $.10 per unit. These units were purchased on the same day and at the same price that GTCR and TCW/Crescent Partners, Prestige LLC’s unrelated equity investors (the “Sponsors”), purchased 50.0 million common units. The value of the common units purchased in connection with the Medtech Acquisition was determined by subtracting from the acquisition purchase price, the total debt outstanding immediately following the acquisition and the liquidation value of outstanding preferred units issued in the acquisition. On March 17, 2004, other executive officers purchased an aggregate of 405,000 common units at a price of $.10 per unit. The Sponsors did not purchase any common units at this time. On April 6, 2004, two employees purchased an aggregate of 50,000 common units at a price of $.10 per unit. The Sponsors did not purchase any common units at this time. Each of the above-referenced purchase transactions by management were conducted at fair market value based upon the price paid by the Sponsors in the Medtech Acquisition and the fact that such purchases were made at the same price and at the same time or shortly thereafter.

On November 1, 2004, certain non-executive employees purchased an aggregate of 337,000 common units for $0.70 per unit, which was equal to fair market value. This determination was based on a contemporaneous valuation that utilized traditional methodologies, including market multiples, comparable transaction and discounted cash flow. Prestige LLC relied on this fair market value analysis in setting the $0.70 per unit price for the purchases. Prestige LLC awarded a total cash bonus of $235,000 to allow employees to purchase such units. In connection therewith, the Company recorded a bonus expense of $235,000. In this regard, all employee purchases were conducted at fair market value based upon the contemporaneous valuation.

On February 15, 2005, Prestige LLC redeemed all the outstanding Senior Preferred Units and Class B Preferred Units for $199.8 million which included cumulative and liquidating dividends of $26.8 million. The cumulative dividends were based on an 8% per year rate of return. Proceeds for this transaction were contributed by Prestige Holdings upon completion of Prestige Holdings’ IPO of equity securities.

On July 29, 2005, each of Prestige Holding’s four independent members of the Board of Directors received an award of 6,222 shares of Prestige Holdings’ common stock in connection with Prestige Holding’s directors’ compensation arrangements. Of such amount, 1,778 shares represent a one-time grant of unrestricted shares, while the remaining 4,444 shares represent restricted shares that vest over a two year period. The benefits, as well as the costs associated with these relationships, were contributed to the Company.

On August 4, 2005, the Company named a new President and Chief Operating Officer. In connection therewith, the Board of Directors granted this individual 30,888 shares of Prestige Holdings’ restricted common stock with a fair market value of $12.95 per share, the closing price of the common stock on August 4, 2005, and options to purchase an additional 61,800 shares of Prestige Holdings’ common stock at an exercise price of $12.95 per share. The options vest over a period of five years while the restricted shares will vest contingent upon the attainment of certain revenue and earnings per share targets. The benefits, as well as the costs associated with these relationships, were contributed to the Company.

In October 2005, the Company’s Board of Directors authorized the grant of 156,000 shares of Prestige Holdings’ restricted stock with a fair market value of $12.32 per share, the closing price of Prestige Holdings’ common stock on September 30, 2005, to employees. The issuance of such shares is contingent upon Prestige Holdings’ attainment of certain revenue and earnings per share targets. Additionally, in the event that an employee terminates his or her employment with Prestige Holdings’ or any of its subsidiaries prior to October 1, 2008, the vesting date, the shares will be forfeited. The benefits, as well as the costs associated with these relationships, were contributed to the Company.

During 2006, Prestige Holdings’ repurchased 16,000 shares of Prestige Holdings’ restricted common stock from former employees pursuant to the provisions of the various employee stock purchase agreements. The average purchase price of the shares was $1.70 per share. The benefits associated with these transactions were contributed to the Company.

11. Related Party Transactions

The Company had entered into an agreement with an affiliate of GTCR Golder Rauner II, LLC (“GTCR”), a private equity firm and an investor in the Company, whereby the GTCR affiliate was to provide management and advisory services to the Company for an aggregate annual compensation of $4.0 million. The agreement was terminated in February 2005. The total fee paid to the GTCR affiliate during 2005 was $3.4 million. During 2004, in conjunction with the Medtech and Denorex Acquisitions, the Company paid an affiliate of GTCR a fee of $5.0 million.

In January 2004, the Company forgave a $1.4 million receivable from Spic and Span.

The Predecessor Company entered into agreements with its majority stockholder to provide advisory and management services. For the period from April 1, 2003 to February 5, 2004, the Predecessor Company incurred $1.3 million for these services. In addition, the Predecessor Company reimbursed its majority stockholder for travel expenses totaling $390,000 for the period from April 1, 2003 to February 5, 2004.

12.	Share-Based Compensation

In connection with the Prestige Holdings’ initial public offering, the Board of Directors adopted the 2005 Long-Term Equity Incentive Plan (“Plan”) which provides for the grant, to a maximum of 5.0 million shares, of stock options, restricted stock units, deferred stock units and other equity-based awards. Directors, officers and other employees of the Company and its subsidiaries, as well as others performing services for the Company, are eligible for grants under the Plan. Management of Prestige Holdings believes that such awards better align the interests of its employees and those of its subsidiaries, with the interests of its shareholders.

During the year ended March 31, 2006, Prestige Holdings adopted Statement No. 123(R) with the initial grants of restricted stock and options to purchase common stock to employees and directors in accordance with the provisions of the Plan. The benefits, as well as the costs associated with the Plan, were contributed to the Company. Compensation costs charged against income, and the related tax benefits recognized were $0.4 million and $0.2 million, respectively, for the year ended March 31, 2006.

Restricted Shares
Restricted shares granted under the plan generally vest in 3 to 5 years, contingent on attainment of Company performance goals, including both revenue and earnings per share growth targets. Certain restricted share awards provide for accelerated vesting if there is a change of control. The fair value of nonvested restricted shares is determined as the closing price of the Company’s common stock on the day preceding the grant date. The weighted-average grant-date fair value during the year then ended was $12.32.

Options
The Plan provides that the exercise price of the option granted shall be no less than the fair market value of the Company’s common stock on the date the option is granted. Options granted have a term of no greater than 10 years from the date of grant and vest in accordance with a schedule determined at the time the option is granted, generally 3 to 5 years. Certain option awards provide for accelerated vesting if there is a change in control.

The fair value of each option award is estimated on the date of grant using the Black-Scholes Option Pricing Model (“Black-Scholes Model”) that uses the assumptions noted in the following table. Expected volatilities are based the historical volatility of the Company’s common stock and other factors, including the historical volatilities of comparable companies. The Company uses appropriate historical data, as well as current data, to estimate option exercise and employee termination behaviors. Employees that are expected to exhibit similar exercise or termination behaviors are grouped together for the purposes of valuation. The expected terms of the options granted are derived from management’s estimates and information derived from the public filings of companies similar to the Company and represent the period of time that options granted are expected to be outstanding. The risk-free rate represents the yield on U.S. Treasury bonds with a maturity equal to the expected term of the granted option. The weighted-average grant-date fair value of the options granted during the year ended March 31, 2006 was $5.02.

Year Ended March 31, 2006
Expected volatility	31.0%
Weighted-average volatility	31.0%
Expected dividends	--
Expected term in years	6.0
Risk-free rate	4.2%

A summary of option activity under the Plan as of March 31, 2006, and changes during the year then ended is as follows:

Options	Shares (000)	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (000)

Granted	61.8	$12.95	5.0	$--
Exercised	--
Forfeited or expired	--
Outstanding at March 31, 2006	61.8	$12.95	4.3	$--

Exercisable at March 31, 2006	--	$--	--	$--

Since the exercise price of the option exceeded the Company’s average stock price of $11.84 during the six months ended March 31, 2006, the aggregate intrinsic value of outstanding options was $0 at March 31, 2006.

A summary of the Company’s restricted shares granted under the Plan as of March 31, 2006, and changes during the year then ended is presented below:

Nonvested Shares	Shares (000)	Weighted-Average Grant-Date Fair Value

Granted	211.6	$12.29
Vested	(13.1)	11.25
Forfeited	(6.5)	12.32
Nonvested at March 31, 2006	192.0	$12.24

The fair value of nonvested restricted shares is determined as the closing price of the Company’s common stock on the day preceding the grant date. The weighted-average grant-date fair value during the year then ended was $12.32.

As of March 31, 2006, there was $1.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements under the Plan based on management’s estimate of the shares that will ultimately vest. The Company expects to recognize such costs over the next 4.3 years. However, the restricted shares vest upon the attainment of Company performance goals and if such goals are not met, no compensation costs would ultimately be recognized and any previously recognized compensation cost would be reversed. The total fair value of shares vested during the year ended March 31, 2006 was $0.1 million. There were no options exercised during the year ended March 31, 2006; hence there were no tax benefits realized during the period. At March 31, 2006, there were 4.7 million shares available for issuance under the Plan.

13. Income Taxes

The provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended March 31		February 6, 2004 to March 31	April 1, 2003 to February 5,
	2006	2005	2004	2004
				(Predecessor Basis)
Current
Federal	$5,043	$(544)	$4	$406
State	1,056	654	24	90
Foreign	206	102	--	--
Deferred
Federal	10,621	7,495	662	1,620
State	4,355	849	34	98

	$21,281	$8,556	$724	$2,214

The principal components of the Company’s deferred tax balances are as follows (in thousands):

	March 31
	2006	2005
Deferred Tax Assets
Allowance for doubtful accounts and sales returns	$1,975	$992
Inventory capitalization	524	359
Inventory reserves	420	567
Net operating loss carryforwards	2,402	7,990
Property and equipment	325	50
State income taxes	5,319	2,978
Accrued liabilities	233	207
AMT tax credit carryforwards	--	278
Other	168	430

Deferred Tax Liabilities
Intangible assets	(106,342)	(93,851)
Interest rate caps	(400)	(200)

	$(95,376)	$(80,200)

At March 31, 2006, Medtech and Denorex had net operating loss carryforwards of approximately $2.9 million and $3.0 million, respectfully, which may be used to offset future taxable income of the consolidated group and which begin to expire in 2020. The net operating loss carryforwards are subject to annual limitations as to usage under Internal Revenue Code Section 382 of approximately $240,000 for Medtech and $677,000 for Denorex.

A reconciliation of the effective tax rate compared to the statutory U.S. Federal tax rate is as follows (in thousands):

	Year Ended March 31				February 6, 2004 to March 31		April 1, 2003 to February 5,
	2006		2005		2004		2004
							(Predecessor Basis)
		%		%		%		%
Income tax provision at statutory rate	$16,645	35.0	$6,384	34.0	$664	34.0	$1,822	34.0
Foreign tax provision	59	0.1	102.5		--	--	--	--
State income taxes, net of federal income tax benefit	2,096	4.4	901	4.8	23	1.2	165	3.1
Increase in net deferred tax liability resulting from an increase in federal tax rate to 35%	--	--	1,147	6.2	--	--	--	--
Increase in net deferred tax liability resulting from an increase in the effective state tax rate	2,019	4.2	--	--	--	--	--	--
Amortization of intangible assets	--		--	--	--	--	94	1.8
Goodwill	461	1.0	--	--	--	--	--	--
Valuation allowance	--	--	--	--	--	--	321	5.9
Other	1	0.0	22	0.1	37	1.9	(188)	(3.5)
Provision for income taxes from continuing operations	$21,281	44.7	$8,556	45.6	$724	37.1	$2,214	41.3

14. Commitments and Contingencies

In June 2003, Dr. Jason Theodosakis filed a lawsuit, Theodosakis v. Walgreens, et al., in the United States District Court in Arizona, alleging that two of the Company’s subsidiaries, Medtech Products, Inc. and Pecos Pharmaceutical, Inc., as well as other unrelated parties, infringed the trade dress of two of his published books. Specifically, Dr. Theodosakis published “The Arthritis Cure” and “Maximizing the Arthritis Cure” regarding the use of dietary supplements to treat arthritis patients. Dr. Theodosakis alleged that his books have a distinctive trade dress, or cover layout, design, color and typeface, and those products that the defendants sold under the ARTHx trademarks infringed the books’ trade dress and constituted unfair competition and false designation of origin. Additionally, Dr. Theodosakis alleged that the defendants made false endorsements of the products by referencing his books on the product packaging and that the use of his name, books and trade dress invaded his right to publicity. The Company sold the ARTHx trademarks, goodwill and inventory to a third party, Contract Pharmacal Corporation, in March 2003. On January 12, 2005, the court granted the Company’s motion for summary judgment and dismissed all claims against Medtech Products and Pecos Pharmaceutical. The plaintiff filed an appeal in the U.S. Court of Appeals which was denied on March 28, 2006. Subsequently, the plaintiff filed a petition for rehearing which is pending.

On January 3, 2005, the Company was served with process by its former lead counsel in the Theodosakis litigation seeking $679,000 plus interest. The case was filed in the Supreme Court of New York in New York County and was styled as Dickstein Shapiro et al v. Medtech Products, Inc. In February 2005, the plaintiff filed an amended complaint naming Pecos Pharmaceutical as defendant. The Company answered and filed a counterclaim against Dickstein and also filed a third party complaint against the Lexington Insurance Company, the Company’s product liability carrier. A mediation involving all parties was conducted in March 2006 which resulted in settlement of the litigation. Pursuant to the terms of the settlement, the Company paid $126,000 to the Dickstein firm.

The Company and certain of its officers and directors are defendants in a consolidated putative securities class action lawsuit filed in the United States District Court for the Southern District of New York (the “Consolidated Action”). The first of the six consolidated cases was filed on August 3, 2005. Plaintiffs purport to represent a class of stockholders of the Company who purchased shares between February 9, 2005 through November 15, 2005. Plaintiffs also name as defendants the underwriters in the Company’s initial public offering and a private equity fund that was a selling stockholder in the offering. The District Court has appointed a Lead Plaintiff. On December 23, 2005, the Lead Plaintiff filed a Consolidated Class Action Complaint, which asserts claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b), 20(a), and 20A of the Securities Exchange Act of 1934. The Lead Plaintiff generally alleges that the Company issued a series of materially false and misleading statements in connection with its initial public offering and thereafter in regard to the following areas: the accounting issues described in the Company’s press release issued on or about November 15, 2005; and the alleged failure to disclose that demand for certain of the Company’s products was declining and that the Company was planning to withdraw several products from the market. Plaintiffs seek an unspecified amount of damages. The Company filed a motion to dismiss the Consolidated Class Action Complaint in February 2006. Oral argument on the motion is expected in June 2006. The Company’s management believes the allegations to be unfounded and will vigorously pursue its defenses; however, the Company cannot reasonably estimate the potential range of loss, if any.

On September 6, 2005, another putative securities class action lawsuit substantially similar to the initially-filed complaints in the Consolidated Action described above was filed against the same defendants in the Circuit Court of Cook County, Illinois (the “Chicago Action”). In light of the first-filed Consolidated Action, proceedings in the Chicago Action have been stayed until a ruling on defendants’ anticipated motions to dismiss the consolidated complaint in the Consolidated Action. The Company’s management believes the allegations to be unfounded and will vigorously pursue its defenses; however, the Company cannot reasonably estimate the potential range of loss, if any.

On May 23, 2006, Similasan Corporation filed a lawsuit against the Company in the United States District Court for the District of Colorado in which Similasan alleged false designation of origin, trademark and trade dress infringement, and deceptive trade practices by the Company related to Murine for Allergy Eye Relief, Murine for Tired Eye Relief, and Murine for Earache Relief, as applicable. Similasan has requested injunctive relief, an accounting of profits and damages and litigation costs and attorneys’ fees. In addition to the lawsuit filed by Similasan in the U.S. District Court for the District of Colorado, the Company recently received a cease and desist letter from Swiss legal counsel to Similasan and its parent company, Similasan AG, a Swiss company. In the cease and desist letter, Similasan and Similasan AG have alleged a breach of the Secrecy Agreement executed by the Company and demanded that the Company cease and desist from (i) using confidential information covered by the Secrecy Agreement; and (ii) manufacturing, distributing, marketing or selling certain of its homeopathic products. The Company’s management believes the allegations to be without merit and intends to vigorously pursue its defenses; however, the Company cannot reasonably estimate the potential range of loss, if any.

The Company is also involved from time to time in routine legal matters and other claims incidental to its business. The Company reviews outstanding claims and proceedings internally and with external counsel as necessary to assess probability of loss and for the ability to estimate loss. These assessments are re-evaluated each quarter or as new information becomes available to determine whether a reserve should be established or if any existing reserve should be adjusted. The actual cost of resolving a claim or proceeding ultimately may be substantially different than the amount of the recorded reserve. In addition, because it is not permissible under generally accepted accounting principles to establish a litigation reserve until the loss is both probable and estimable, in some cases there may be insufficient time to establish a reserve prior to the actual incurrence of the loss (upon verdict and judgment at trial, for example, or in the case of a quickly negotiated settlement). The Company believes the resolution of routine matters and other incidental claims, taking into account reserves and insurance, will not have a material adverse effect on its business, financial condition or results of operations.

Lease Commitments
The Company has operating leases for office facilities in New York, New Jersey and Wyoming, which expire at various dates through April 9, 2009.

The following summarizes future minimum lease payments for the Company’s operating leases:

Year Ending March 31
2007	$665
2008	559
2009	553
2010	76

$1,853

Rent expense for 2006 and 2005 was $584,000 and $512,000 respectively. Rent expense totaled $62,000 for the period from February 6, 2004 to March 31, 2004 and $357,000 for the period from April 1, 2003 to February 5, 2004 (predecessor basis), net of rent income from subleases totaling $23,000 for the period from February 6, 2004 to March 31, 2004 (successor basis) and $96,000 for the period from April 1, 2003 to February 5, 2004 (predecessor basis).

15. Concentrations of Risk

The Company’s sales are concentrated in the areas of over-the-counter pharmaceutical products, personal care products and household cleaning products. The Company sells its products to mass merchandisers, food and drug accounts, and dollar and club stores. During 2006 and 2005, and the periods from February 6, 2004 to March 31, 2004, and April 1, 2003 to February 5, 2004, approximately 61%, 64%, 66% and 74%, respectively, of the Company’s total sales were derived from four of its brands. During 2006 and 2005, and the periods February 6, 2004 to March 31, 2004, and April 1, 2003 to February 5, 2004, approximately 21%, 24%, 33%, and 30%, respectively, of the Company’s net sales were made to one customer. At March 31, 2006, approximately 22% of accounts receivable were owed by the same customer.

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

The Company has relationships with over 40 third-party manufacturers. Of those, the top 10 manufacturers produce items that account for 81% of the Company’s gross sales for 2006. The Company does not have long-term contracts with the manufacturers of products that account for approximately 34% of its gross sales for 2006. Not having manufacturing agreements for these products exposes the Company to the risk that the manufacturer could stop producing the Company’s products at any time, for any reason or fail to provide the Company with the level of products the Company needs to meet its customers’ demands. Without adequate supplies of merchandise to sell to the Company’s customers, sales would decrease materially and the Company’s business would suffer.

16. Business Segments

Segment information has been prepared in accordance with FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company’s operating and reportable segments consist of (i) Over-the-Counter Drugs, (ii) Personal Care and (iii) Household Cleaning.

There were no inter-segment sales or transfers during 2006 and 2005 or the periods from April 1, 2003 to February 5, 2004 or February 6, 2004 to March 31, 2004. The Company evaluates the performance of its operating segments and allocates resources to them based primarily on contribution margin.
The table below summarizes information about the Company’s operating and reportable segments (in thousands).

	Year Ended March 31, 2006
	Over-the-Counter	Personal	Household
	Drug	Care	Cleaning	Consolidated

Net sales	$160,942	$27,925	$107,372	$296,239
Other revenues	--	--	429	429

Total revenues	160,942	27,925	107,801	296,668
Cost of sales	58,491	15,851	65,088	139,430

Gross profit	102,451	12,074	42,713	157,238
Advertising and promotion	22,424	3,163	6,495	32,082

Contribution margin	$80,027	$8,911	$36,218	125,156
Other operating expenses				41,252

Operating income				83,904
Other (income) expense				36,346
Provision for income taxes				21,281

Net income				$26,277

	Year Ended March 31, 2005
	Over-the-Counter	Personal	Household
	Drug	Care	Cleaning	Consolidated

Net sales	$159,010	$32,162	$97,746	$288,918
Other revenues	--	--	151	151

Total revenues	159,010	32,162	97,897	289,069
Cost of sales	60,570	16,400	62,039	139,009

Gross profit	98,440	15,762	35,858	150,060
Advertising and promotion	18,543	5,498	5,656	29,697

Contribution margin	$79,897	$10,264	$30,202	120,363
Other operating expenses				29,998

Operating income				90,365
Other (income) expense				71,589
Provision for income taxes				8,556

Net income				$10,220

	Period from February 6, 2004 to March 31, 2004
	Over-the-Counter	Personal	Household
	Drug	Care	Cleaning	Other	Consolidated

Net sales	$11,288	$4,139	$1,395	$--	$16,822
Other revenues	--	--	--	54	54

Total revenues	11,288	4,139	1,395	54	16,876
Cost of sales	5,775	2,619	957	--	9,351

Gross profit	5,513	1,520	438	54	7,525
Advertising and promotion	711	510	46	--	1,267

Contribution margin	$4,802	$1,010	$392	$54	6,258
Other operating expenses					2,580

Operating income					3,678
Other (income) expense					1,725
Provision for income taxes					724

Net Income					$1,229

	Period from April 1, 2003 to February 5, 2004
	Over-the-Counter	Personal	Household
	Drug	Care	Cleaning	Other	Consolidated

Net sales	$43,712	$24,357	$--	$--	$68,069
Other revenues	--	--	--	333	333

Total revenues	43,712	24,357	--	333	68,402
Cost of sales	15,092	11,763	--	--	26,855

Gross profit	28,620	12,594	--	333	41,547
Advertising and promotion	5,214	4,847	--	--	10,061

Contribution margin	$23,406	$7,747	$--	$333	31,486
Other operating expenses					17,970

Operating income					13,516
Other (income) expense					8,157
Provision for income taxes					2,214

Net Income					$3,145

During each of 2006 and 2005, approximately 97% of the Company’s sales were made to customers in the United States and Canada. During the periods from April 1, 2003 to February 5, 2004 and February 6, 2004 to March 31, 2004, virtually all sales were made to customers in the United States and Canada. Other than the United States, no individual geographical area accounted for more than 10% of net sales in any of the periods presented. At March 31, 2006 and 2005, substantially all of the Company’s long-term assets were located in the United States of America and have been allocated to the operating segments as follows:

	Over-the-Counter	Personal	Household
	Drug	Care	Cleaning	Consolidated

Goodwill	$222,635	$2,751	$72,549	$297,935

Intangible assets
Indefinite lived	374,070	--	170,893	544,963
Finite lived	71,888	20,313	33	92,234
	445,958	20,313	170,926	637,197

	$668,593	$23,064	$243,475	$935,132

17. Unaudited Quarterly Financial Information

Unaudited quarterly financial information for 2006 and 2005 is as follows:

Year Ended March 31, 2006
	Quarterly Period Ended
(In thousands, except for per share data)	June 30, 2005	September 30, 2005	December 31, 2005	March 31, 2006

Total revenues	$63,453	$73,345	$79,856	$80,014
Cost of sales	28,949	35,549	38,726	36,206

Gross profit	34,504	37,796	41,130	43,808

Other operating expenses
Advertising and promotion	8,705	10,217	7,385	5,775
Depreciation and amortization	2,631	2,635	2,834	2,694
General and administrative	4,911	4,117	6,159	5,954
Interest expense, net	8,510	8,671	9,526	9,639
Other expenses (1)	--	--	--	9,317

	24,757	25,640	25,904	33,379

Income from operations	9,747	12,156	15,226	10,429

Provision for income taxes	3,818	4,782	5,881	6,800

Net income (loss)	$5,929	$7,374	$9,345	$3,629

(1)	Consists of a $7.4 million charge for the impairment of intangible assets and a $1.9 million charge for the impairment of goodwill.

Year Ended March 31, 2005
	Quarterly Period Ended
(In thousands, except for per share data)	June 30, 2004	September 30, 2004	December 31, 2004	March 31, 2005

Total revenues	$58,755	$79,958	$73,043	$77,313
Cost of sales	33,138	37,941	33,241	34,689

Gross profit	25,617	42,017	39,802	42,624

Other operating expenses
Advertising and promotion	10,785	8,449	5,168	5,295
Depreciation and amortization	2,289	2,254	2,605	2,652
General and administrative	4,921	4,502	5,690	5,085
Interest expense, net	11,049	10,834	11,994	10,849
Other expenses (2)	7,567	--	--	19,296

	36,611	26,039	25,457	43,177

Income (loss) from operations	(10,994)	15,978	14,345	(553)

Provision (benefit) for income taxes	(3,902)	6,076	5,218	1,164

Net income (loss)	(7,092)	9,902	9,127	(1,717)

Cumulative preferred dividends on Senior Preferred and Class B Preferred Units	(3,619)	(3,827)	(3,895)	(14,054)

Net income (loss) available to members	$(10,711)	$6,075	$5,232	$(15,771)

(2) During the quarter ended June 30, 2004, the Company recorded a $7.6 million charge related to the write-off of deferred financing costs and discount on debt associated with the borrowings retired in connection with the Medtech Acquisition. During the quarter ended March 31, 2005, the Company recorded a $19.3 million charge related to the $184.0 million of debt retired in connection with its Initial Public Offering.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)	Balance at Beginning of Period	Amounts Charged to Expense	Deductions	Other		Balance at End of Period

Year Ended March 31, 2006
Reserves for sales returns and allowance	$1,652	$23,748	$23,732	$232	(1)	$1,868
Reserves for trade promotions	1,493	2,481	2,522	137	(1)	1,671
Reserves for consumer coupon redemptions	290	2,687	2,680	--		283
Allowance for doubtful accounts	250	(1)	92	59	(1)	100
Allowance for inventory obsolescence	1,450	526	76	--		1,019
Deferred tax valuation allowance	--	--	--	--		--
Pecos returns reserve	242	--	242	--		--

Year Ended March 31, 2005
Reserves for sales returns and allowance	$687	$10,245	$9,280	$--		$1,652
Reserves for trade promotions	1,163	10,120	11,660	1,870	(2)	1,493
Reserves for consumer coupon redemptions	266	2,265	2,891	650	(2)	290
Allowance for doubtful accounts	60	32	33	191	(2)	250
Allowance for inventory obsolescence	124	769	266	823	(2)	1,450
Deferred tax valuation allowance	--	--	--	--		--
Pecos returns reserve	1,186	--	944	--		242

Period from February 6, 2004 to March 31, 2004
Reserves for sales returns and allowance	$652	$315	$568	$288	(3)	$687
Reserves for trade promotions	1,943	213	1,542	549	(3)	1,163
Reserves for consumer coupon redemptions	10	60	71	267	(3)	266
Allowance for doubtful accounts	141	46	140	13	(3)	60
Allowance for inventory obsolescence	88	70	60	26	(3)	124
Deferred tax valuation allowance	1,744	--	--	(1,744)	(4)	--
Pecos returns reserve	1,349	--	163	--		1,186

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(Continued)

	Balance at Beginning of Period	Amounts Charged to Expense	Deductions	Other	Balance at End of Period
(In Thousands)
Period from April 1, 2003 to February 5, 2004
Reserves for sales returns and allowance	$222	$3,348	$3,025	$--	$545
Reserves for trade promotions	2,228	3,241	3,526	--	1,943
Reserves for consumer coupon redemptions	62	473	525	--	10
Allowance for doubtful accounts	89	166	114	--	141
Allowance for inventory obsolescence	78	350	340	--	88
Deferred tax valuation allowance	1,419	325	--	--	1,744
Pecos returns reserve	4,104	--	2,755	--	1,349

(1) As a result of the acquisition of Dental Concepts, LLC, the Company recorded allowance for sales returns, promotional allowances and bad debts in purchase accounting.

(2) As a result of the acquisition of Bonita Bay and Vetco, the Company recorded allowances for doubtful accounts and inventory obsolescence in purchase accounting.

(3) As a result of the acquisition of Spic and Span, the Company recorded reserves for sales returns and allowances for doubtful accounts and inventory obsolescence in purchase accounting.

(4) As a result of the business combination of Medtech and Denorex, the Company determined that it would probably be able to utilize the deferred tax assets for which a valuation allowance had previously been established. Accordingly, the Company did not record a valuation allowance in purchase accounting.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                PRESTIGE BRANDS HOLDINGS, INC.

                By:     /s/ PETER J. ANDERSON
                Name:      Peter J. Anderson
                Title:        Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PETER C. MANN	Chairman of the Board	June 14, 2006
Peter C. Mann

/s/ FRANK P. PALANTONI	Director, President and Chief Executive Officer	June 14, 2006
Frank P. Palantoni	(Principal Executive Officer)

/s/ PETER J. ANDERSON	Chief Financial Officer	June 14, 2006
Peter J. Anderson	(Principal Financial and Accounting Officer)

/s/ L. DICK BUELL	Director	June 14, 2006
L. Dick Buell

/s/ JOHN E. BYOM	Director	June 14, 2006
John E. Byom

/s/ GARY E. COSTLEY	Director	June 14, 2006
Gary E. Costley

/s/ DAVID A. DONNINI	Director	June 14, 2006
David A. Donnini

/s/ RONALD B. GORDON	Director	June 14, 2006
Ronald B. Gordon

/s/ VINCENT J. HEMMER	Director	June 14, 2006
Vincent J. Hemmer

/s/ PATRICK M. LONERGAN	Director	June 14, 2006
Patrick M. Lonergan

/s/ RAYMOND P. SILCOCK	Director	June 14, 2006
Raymond P. Silcock

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

            PRESTIGE BRANDS INTERNATIONAL, LLC

            By:    /s/ PETER J. ANDERSON
            Name:     Peter J. Anderson
            Title:       Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FRANK P. PALANTONI	Manager and President	June 14, 2006
Frank P. Palantoni	(Principal Executive Officer)

/s/ PETER J. ANDERSON	Manager and Chief Financial Officer	June 14, 2006
Peter J. Anderson	(Principal Financial and Accounting Officer)

/s/ CHARLES N. JOLLY	Manager	June 14, 2006
Charles N. Jolly

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
1.1	Form of Underwriting Agreement (filed as Exhibit 1.1 to Prestige Brands Holdings, Inc.’s Form S-1/A filed on February 8, 2005).+
2.1
Asset Sale and Purchase Agreement, dated July 22, 2005, by and among Reckitt Benckiser Inc., Reckitt Benckiser (Canada) Inc., Prestige Brands Holdings, Inc. and The Spic and Span Company (filed as Exhibit 2.1 to Prestige Brands Holdings, Inc.’s Form 8-K filed on July 28, 2005).+

2.2
Unit Purchase Agreement, dated as of November 9, 2005, by and between Prestige Brands Holdings, Inc., and each of Dental Concepts, LLC, Richard Gaccione, Combined Consultants DBPT Gordon Wade, Douglas A.P. Hamilton, Islandia L.P., George O’Neill, Abby O’Neill, Michael Porter, Marc Cole and Michael Lesser (filed as Exhibit 10.1 to Prestige Brands Holdings, Inc.’s Form 10-Q filed on February 14, 2006).+

3.1	Amended and Restated Certificate of Incorporation of Prestige Brands Holdings, Inc. (filed as Exhibit 3.1 to Prestige Brands Holdings, Inc.’s Form S-1/A filed on February 8, 2005).+
3.2	Amended and Restated Bylaws of Prestige Brands Holdings, Inc. (filed as Exhibit 3.2 to Prestige Brands Holdings, Inc.’s Form S-1/A filed on February 8, 2005).+
3.3	Certificate of Formation of Prestige Brands International, LLC (filed as Exhibit 3.3 to Prestige Brands, Inc.’s Form S-4 filed on July 6, 2004).+
3.4	Limited Liability Company Agreement of Prestige Brands International, LLC (filed as Exhibit 3.4 to Prestige Brands, Inc.’s Form S-4 filed on July 6, 2004).+
4.1	Form of stock certificate for common stock (filed as Exhibit 4.1 to Prestige Brands Holdings, Inc.’s Form S-1/A filed on January 26, 2005).+
4.2
Indenture, dated April 6, 2004, among Prestige Brands, Inc., each Guarantor thereto and U.S. Bank National Association, as Trustee (filed as Exhibit 4.1 to Prestige Brands, Inc.’s Form S-4 filed on July 6, 2004).+

4.3	Form of 9¼% Senior Subordinated Note due 2012 (contained in Exhibit 4.2 to this Annual Report on Form 10-K).+
10.1
Credit Agreement, dated April 6, 2004, among Prestige Brands, Inc., Prestige Brands International, LLC, the Lenders thereto, the Issuers thereto, Citicorp North America, Inc. as Administrative Agent and as Tranche C Agent, Bank of America, N.A. as Syndication Agent, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Documentation Agent (filed as Exhibit 10.1 to Prestige Brands Holdings, Inc.’s Form S-1 filed on July 28, 2004).+

10.2
Form of Amendment No. 1 to the Credit Agreement, dated as of April 6, 2004, among Prestige Brands, Inc., Prestige Brands International, LLC, the Lenders thereto, the Issuers thereto, Citicorp North America, Inc., as administrative agent, Bank of America, N.A., as syndication agent, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc., as documentation agent (filed as Exhibit 10.1.1 to Prestige Brands Holdings, Inc.’s Form S-1/A filed on February 8, 2005).+

10.3
Pledge and Security Agreement, dated April 6, 2004, by Prestige Brands, Inc. and each of the Grantors party thereto, in favor of Citicorp North America, Inc. as Administrative Agent and Tranche C Agent (filed as Exhibit 10.2 to Prestige Brands Holdings, Inc.’s Form S-1 filed on July 28, 2004).+

10.4
Intercreditor Agreement, dated April 6, 2004, between Citicorp North America, Inc. as Administrative Agent and as Tranche C Agent, Prestige Brands, Inc., Prestige Brands International, LLC and each of the Subsidiary Guarantors thereto (filed as Exhibit 10.3 to Prestige Brands Holdings, Inc.’s Form S-1 filed on July 28, 2004).+

10.5
Purchase Agreement, dated March 30, 2004, among Prestige Brands, Inc., each Guarantor thereto and Citigroup Global Markets Inc. as Representative of the Initial Purchasers (filed as Exhibit 10.5 to Prestige Brands Holdings, Inc.’s Form S-1 filed on July 28, 2004).+

10.6	Registration Rights Agreement, dated April 6, 2004, among Prestige Brands, Inc., each Guarantor thereto,

Citigroup Global Markets Inc. as Representative of the Initial Purchasers (filed as Exhibit 10.6 to Prestige Brands Holdings, Inc.’s Form S-1 filed on July 28, 2004).+
10.7
Unit Purchase Agreement, dated February 6, 2004, by and among Medtech/Denorex, LLC, GTCR Fund VIII, L.P., GTCR Fund VIII/B, L.P., GTCR Co-Invest II, L.P. and the TCW/Crescent Purchasers thereto (filed as Exhibit 10.8 to Prestige Brands Holdings, Inc.’s Form S-1 filed on July 28, 2004).+

10.8
First Amendment, Acknowledgment and Supplement to Unit Purchase Agreement, dated April 6, 2004, to the Unit Purchase Agreement, dated February 6, 2004, by and among Medtech/Denorex, LLC, GTCR Fund VIII, L.P., GTCR Fund VIII/B, L.P., GTCR Co-Invest II, L.P. and the TCW/Crescent Purchasers thereto (filed as Exhibit 10.9 to Prestige Brands Holdings, Inc.’s Form S-1 filed on July 28, 2004).+

10.9
Second Amendment, Acknowledgement and Supplement to Unit Purchase Agreement, dated April 6, 2004, to the Unit Purchase Agreement, dated February 6, 2004, by and among Medtech/Denorex, LLC, GTCR Fund VIII, L.P., GTCR Fund VIII/B, L.P., GTCR Co-Invest II, L.P. and the TCW/Crescent Purchasers thereto as amended by the First Amendment, Acknowledgement and Supplement to Unit Purchase Agreement, dated April 6, 2004 (filed as Exhibit 10.10 to Prestige Brands Holdings, Inc.’s Form S-1 filed on July 28, 2004).+

10.10
Securityholders Agreement, dated February 6, 2004, among Medtech/Denorex, LLC, GTCR Fund VIII, L.P., GTCR Fund VIII/B, L.P., GTCR Co-Invest II, L.P., GTCR Capital Partners, L.P., the TCW/Crescent Purchasers and the TCW/Crescent Lenders thereto, each Executive thereto and each of the Other Securityholders thereto (filed as Exhibit 10.11 to Prestige Brands Holdings, Inc.’s Form S-1 filed on July 28, 2004).+

10.11
First Amendment and Acknowledgement to Securityholders Agreement, dated April 6, 2004, to the Securityholders Agreement, dated February 6, 2004, among Medtech/Denorex, LLC, GTCR Fund VIII, L.P., GTCR Fund VIII/B, L.P., GTCR Co-Invest II, L.P., GTCR Capital Partners, L.P., the TCW/Crescent Purchasers and the TCW/Crescent Lenders thereto, each Executive thereto and each of the Other Securityholders thereto (filed as Exhibit 10.12 to Prestige Brands Holdings, Inc.’s Form S-1 filed on July 28, 2004).+

10.12
Registration Rights Agreement, dated February 6, 2004, among Medtech/Denorex, LLC, GTCR Fund VIII, L.P., GTCR Fund VIII/B, L.P., GTCR Co-Invest II, L.P., GTCR Capital Partners, L.P., the TCW/Crescent Purchasers and the TCW/Crescent Lenders thereto, each Executive thereto and each of the Other Securityholders thereto (filed as Exhibit 10.13 to Prestige Brands Holdings, Inc.’s Form S-1 filed on July 28, 2004).+

10.13
First Amendment and Acknowledgement to Registration Rights Agreement, dated April 6, 2004, to the Registration Rights Agreement, dated February 6, 2004, among Medtech/Denorex, LLC, GTCR Fund VIII, L.P., GTCR Fund VIII/B, L.P., GTCR Co-Invest II, L.P., GTCR Capital Partners, L.P., the TCW/Crescent Purchasers and the TCW/Crescent Lenders thereto, each Executive thereto and each of the Other Securityholders thereto (filed as Exhibit 10.14 to Prestige Brands Holdings, Inc.’s Form S-1 filed on July 28, 2004).+

10.14
Senior Preferred Investor Rights Agreement, dated March 5, 2004, among Medtech/Denorex, LLC, GTCR Fund VIII, L.P., TSG3 L.P., J. Gary Shansby, Charles H. Esserman, Michael L. Mauze, James L. O’Hara and each Subsequent Securityholder thereto (filed as Exhibit 10.15 to Prestige Brands Holdings, Inc.’s Form S-1 filed on July 28, 2004).+

10.15
Amended and Restated Professional Services Agreement, dated April 6, 2004, by and between GTCR Golder Rauner II, L.L.C. and Prestige Brands, Inc. (filed as Exhibit 10.16 to Prestige Brands Holdings, Inc.’s Form S-1 filed on July 28, 2004).+

10.16
Omnibus Consent and Amendment to Securityholders Agreement, Registration Rights Agreement, Senior Management Agreements and Unit Purchase Agreement, dated as of July 6, 2004 (filed as Exhibit 10.29.1 to Prestige Brands Holdings, Inc.’s Form S-1/A filed on November 12, 2004).+

10.17
Form of Amended and Restated Senior Management Agreement, dated as of January 28, 2005, by and among Prestige International Holdings, LLC, Prestige Brands Holdings, Inc., Prestige Brands, Inc., and Peter J. Anderson (filed as Exhibit 10.29.7 to Prestige Brands Holdings, Inc.’s Form S-1/A filed on January 26, 2005).+@

10.18
Form of Amended and Restated Senior Management Agreement, dated as of January 28, 2005, by and among Prestige International Holdings, LLC, Prestige Brands Holdings, Inc., Prestige Brands, Inc., and Gerald F. Butler (filed as Exhibit 10.29.8 to Prestige Brands Holdings, Inc.’s Form S-1/A filed on January 26, 2005).+@

10.19
Form of Amended and Restated Senior Management Agreement, dated as of January 28, 2005, by and among Prestige International Holdings, LLC, Prestige Brands Holdings, Inc., Prestige Brands, Inc., and Michael A. Fink (filed as Exhibit 10.29.9 to Prestige Brands Holdings, Inc.’s Form S-1/A filed on January 26, 2005).+@

10.20
Form of Amended and Restated Senior Management Agreement, dated as of January 28, 2005, by and among Prestige International Holdings, LLC, Prestige Brands Holdings, Inc., Prestige Brands, Inc., and Charles Shrank (filed as Exhibit 10.29.10 to Prestige Brands Holdings, Inc.’s Form S-1/A filed on January 26, 2005).+@

10.21
Form of Amended and Restated Senior Management Agreement, dated as of January 28, 2005, by and among Prestige International Holdings, LLC, Prestige Brands Holdings, Inc., Prestige Brands, Inc., and Eric M. Millar (filed as Exhibit 10.29.11 to Prestige Brands Holdings, Inc.’s Form S-1/A filed on January 26, 2005).+@

10.22
Distribution Agreement, dated April 24, 2003, by and between Medtech Holdings, Inc. and OraSure Technologies, Inc. (filed as Exhibit 10.27 to Prestige Brands, Inc.’s Form S-4/A filed on August 4, 2004).+**

10.23	License Agreement, dated June 2, 2003, between Zengen, Inc. and Prestige Brands International, Inc. (filed as Exhibit 10.28 to Prestige Brands, Inc.’s Form S-4/A filed on August 4, 2004).+**
10.24
Patent and Technology License Agreement, dated October 2, 2001, between The Procter & Gamble Company and Prestige Brands International, Inc. (filed as Exhibit 10.29 to Prestige Brands, Inc.’s Form S-4/A filed on August 19, 2004).+**

10.25
Amendment, dated April 30, 2003, to the Patent and Technology License Agreement, dated October 2, 2001, between The Procter & Gamble Company and Prestige Brands International, Inc. (filed as Exhibit 10.30 to Prestige Brands, Inc.’s Form S-4/A filed on August 19, 2004).+

10.26
Contract Manufacturing Agreement, dated February 1, 2001, among The Procter & Gamble Manufacturing Company, P&G International Operations SA, Prestige Brands International, Inc. and Prestige Brands International (Canada) Corp. (filed as Exhibit 10.31 to Prestige Brands, Inc.’s Form S-4/A filed on August 4, 2004).+**

10.27
Manufacturing Agreement, dated December 30, 2002, by and between Prestige Brands International, Inc. and Abbott Laboratories (filed as Exhibit 10.32 to Prestige Brands, Inc.’s Form S-4/A filed on August 4, 2004).+**

10.28
Amendment No. 4 and Restatement of Contract Manufacturing Agreement, dated May 1, 2002, by and between The Procter & Gamble Company and Prestige Brands International, Inc. (filed as Exhibit 10.33 to Prestige Brands, Inc.’s Form S-4/A filed on August 4, 2004).+**

10.29
Letter Agreement, dated April 15, 2004, between Prestige Brands, Inc. and Carrafiello Diehl & Associates, Inc. (filed as Exhibit 10.34 to Prestige Brands, Inc.’s Form S-4/A filed on August 4, 2004).+**

10.30	Prestige Brands Holdings, Inc. 2005 Long-Term Equity Incentive Plan (filed as Exhibit 10.38 to Prestige Brands Holdings, Inc.’s Form S-1/A filed on January 26, 2005).+#
10.31	Form of Restricted Stock Grant Agreement (filed as Exhibit 10.1 to Prestige Brands Holdings, Inc.’s Form 10-Q filed on August 9, 2005).+#
10.32
Form of Exchange Agreement by and among Prestige Brands Holdings, Inc., Prestige International Holdings, LLC and the common unit holders listed on the signature pages thereto (filed as Exhibit 10.39 to Prestige Brands Holdings, Inc.’s Form S-1/A filed on January 26, 2005).+

10.33
Storage and Handling Agreement dated April 13, 2005 by and between Warehousing Specialists, Inc. and Prestige Brands, Inc. (filed as Exhibit 10.1 to Prestige Brands Holdings, Inc.’s Form 8-K filed on April 15, 2005).+

10.34
Transportation Management Agreement dated April 13, 2005 by and between Prestige Brands, Inc. and Nationwide Logistics, Inc. (filed as Exhibit 10.2 to Prestige Brands Holdings, Inc.’s Form 8-K filed on April 15, 2005).+

10.35	Executive Employment Agreement, dated as of January 17, 2006, between Prestige Brands Holdings, Inc. and Charles N. Jolly.*@
10.36
Executive Employment Agreement, dated as of August 4, 2005, by and among Prestige Brands Holdings, Inc., Prestige Brands, Inc. and Frank P. Palantoni (filed as Exhibit 99.2 to Prestige Brands Holdings, Inc.’s Form 8-K filed on August 9, 2005).+@

10.37
Trademark License and Option to Purchase Agreement, dated September 8, 2005, by and among The Procter & Gamble Company and Prestige Brands Holdings, Inc. (filed as Exhibit 10.1 to Prestige Brands Holdings, Inc.’s Form 8-K filed on September 12, 2005).+

10.38
Senior Management Agreement, dated as of March 21, 2006, between Prestige Brands Holdings, Inc., Prestige Brands, Inc. and Peter C. Mann (filed as Exhibit 99.1 to Prestige Brands Holdings, Inc.’s Form 8-K filed on March 23, 2006).+@

21.1	Subsidiaries of the Registrant.*
23.1	Consent of PricewaterhouseCoopers LLP.*
31.1
Certification of Principal Executive Officer of Prestige Brands Holdings, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2
Certification of Principal Financial Officer of Prestige Brands Holdings, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.3
Certification of Principal Executive Officer of Prestige Brands International, LLC pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.4
Certification of Principal Financial Officer of Prestige Brands International, LLC pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1
Certification of Principal Executive Officer of Prestige Brands Holdings, Inc. pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2
Certification of Principal Financial Officer of Prestige Brands Holdings, Inc. pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.3
Certification of Principal Executive Officer of Prestige Brands International, LLC pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.4
Certification of Principal Financial Officer of Prestige Brands International, LLC pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.

**  Certain confidential portions have been omitted pursuant to a confidential treatment request separately filed with the Securities and Exchange Commission.

+    Incorporated herein by reference.

@   Represents a management contract.

#    Represents a compensatory plan.