Form 10-Q
period 2006-12-31
Prestige Brands International, LLC; Prestige Brands Holdings, Inc.
filed 2007-02-09
CIK 1295522, 1295947

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _____

Commission File Number: 001-32433

PRESTIGE BRANDS HOLDINGS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	20-1297589
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

90 North Broadway Irvington, New York 10533
(Address of Registrants’ Principal Executive Offices)

(914) 524-6810
(Registrants’ telephone number, including area code)

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Larger accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).
Yes ☐   No ☒

As of February 5, 2007, there were 50,005,289 shares of common stock outstanding.

Prestige Brands Holdings, Inc.
Form 10-Q

PART I    FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

Prestige Brands Holdings, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended December 31		Nine Months Ended December 31
(In thousands, except per share data)	2006	2005	2006	2005
Revenues
Net sales	$79,564	$79,829	$239,164	$216,577
Other revenues	560	27	1,434	77
Total revenues	80,124	79,856	240,598	216,654

Cost of Sales
Costs of sales	36,766	38,726	114,350	103,224
Gross profit	43,358	41,130	126,248	113,430

Operating Expenses
Advertising and promotion	8,952	7,385	25,809	26,307
General and administrative	7,068	6,159	20,761	15,182
Depreciation	177	520	616	1,495
Amortization of intangible assets	2,627	2,314	7,013	6,610
Total operating expenses	18,824	16,378	54,199	49,594

Operating income	24,534	24,752	72,049	63,836

Other income (expense)
Interest income	199	144	787	451
Interest expense	(10,355)	(9,670)	(30,478)	(27,158)
Total other income (expense)	(10,156)	(9,526)	(29,691)	(26,707)

Income before provision for income taxes	14,378	15,226	42,358	37,129

Provision for income taxes	3,735	5,881	14,675	14,481
Net income	$10,643	$9,345	$27,683	$22,648

Basic earnings per share	$0.21	$0.19	$0.56	$0.46

Diluted earnings per share	$0.21	$0.19	$0.55	$0.45

Weighted average shares outstanding: Basic	49,535	48,929	49,425	48,874
Diluted	50,024	50,010	50,016	50,007

See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Balance Sheets
(Unaudited)

(In thousands)	December 31, 2006	March 31, 2006
Assets
Current assets
Cash and cash equivalents	$4,802	$8,200
Accounts receivable	35,230	40,042
Inventories	31,780	33,841
Deferred income tax assets	2,522	3,227
Prepaid expenses and other current assets	1,466	701
Total current assets	75,800	86,011

Property and equipment	1,453	1,653
Goodwill	303,928	297,935
Intangible assets	659,784	637,197
Other long-term assets	11,200	15,849

Total Assets	$1,052,165	$1,038,645

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$20,500	$18,065
Accrued interest payable	4,872	7,563
Income taxes payable	211	1,795
Other accrued liabilities	10,167	4,582
Current portion of long-term debt	3,550	3,730
Total current liabilities	39,300	35,735

Long-term debt	467,688	494,900
Other long-term liabilities	2,801	--
Deferred income tax liabilities	105,490	98,603

Total Liabilities	615,279	629,238

Commitments and Contingencies - Note 14

Stockholders’ Equity
Preferred stock - $0.01 par value
Authorized - 5,000 shares
Issued and outstanding - None	--	--
Common stock - $0.01 par value
Authorized - 250,000 shares
Issued - 50,060 shares at December 31, 2006 and 50,056 shares at March 31, 2006	501	501
Additional paid-in capital	379,009	378,570
Treasury stock, at cost - 55 shares at December 31, 2006 and 18 shares at March 31, 2006	(40)	(30)
Accumulated other comprehensive income	476	1,109
Retained earnings	56,940	29,257
Total stockholders’ equity	436,886	409,407

Total Liabilities and Stockholders’ Equity	$1,052,165	$1,038,645
See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Statement of Changes in Stockholders’ Equity
and Comprehensive Income
Nine Months Ended December 31, 2006
(Unaudited)

	Common Stock Par Shares Value		Additional Paid-in Capital	Treasury Stock Shares Amount		Accumulated Other Comprehensive Income	Retained Earnings	Totals
(In thousands)
Balances - March 31, 2006	50,056	$501	$378,570	18	$(30)	$1,109	$29,257	$409,407

Stock-based compensation	4		439					439

Purchase of common stock for treasury				37	(10)			(10)

Components of comprehensive income
Net income							27,683	27,683

Amortization of interest rate caps reclassified into earnings, net of tax benefit of $316						493		493

Unrealized loss on interest rate caps, net of income tax benefit of $622						(1,126)		(1,126)
Total comprehensive income								27,050

Balances - December 31, 2006	50,060	$501	$379,009	55	$(40)	$476	$56,940	$436,886

See accompanying notes.

Prestige Brands Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended December 31
(In thousands)	2006	2005
Operating Activities
Net income	$27,683	$22,648
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,629	8,105
Deferred income taxes	7,686	11,543
Amortization of deferred financing costs	2,422	1,727
Stock-based compensation	439	230
Changes in operating assets and liabilities, net of the effects of purchases of businesses
Accounts receivable	4,812	2,681
Inventories	2,707	(6,997)
Prepaid expenses and other current assets	(765)	271
Accounts payable	1,366	(3,549)
Income taxes payable	(1,584)	(2,135)
Accrued liabilities	2,894	1,312
Net cash provided by operating activities	55,289	35,836

Investing Activities
Purchases of equipment	(429)	(452)
Purchase of intangibles	--	(22,623)
Change in other assets due to purchase price adjustments	386	--
Purchases of businesses	(31,242)	(30,555)
Net cash used for investing activities	(31,285)	(53,630)

Financing Activities
Proceeds from the issuance of long-term debt	--	30,000
Repayment of long-term debt	(27,392)	(7,797)
Payment of deferred financing costs	--	(13)
Purchase of common stock for treasury	(10)	(21)
Additional costs associated with initial public offering	--	(63)
Net cash provided by (used for) financing activities	(27,402)	22,106

Increase (decrease) in cash	(3,398)	4,312
Cash - beginning of period	8,200	5,334

Cash - end of period	$4,802	$9,646

Supplemental Cash Flow Information
Fair value of assets acquired	$35,096	$33,909
Fair value of liabilities assumed	(3,854)	(3,354)
Cash paid to purchase business	$31,242	$30,555

Interest paid	$30,749	$28,206
Income taxes paid	$8,790	$1,335

See accompanying notes.

Prestige Brands Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1.	Business and Basis of Presentation

   Nature of Business
Prestige Brands Holdings, Inc. (referred to herein as the “Company” which reference shall, unless the context requires otherwise, be deemed to refer to Prestige Brands Holdings, Inc. and all of its direct or indirect wholly-owned subsidiaries on a consolidated basis) is engaged in the marketing, sales and distribution of over-the-counter drug, personal care and household cleaning brands to mass merchandisers, drug stores, supermarkets and club stores primarily in the United States and Canada. Prestige Brands Holdings, Inc. is a holding company with no assets or operations and is also the parent guarantor of the senior revolving credit facility, senior secured term loan facility and the senior subordinated notes more fully described in note 9 to the consolidated financial statements.

   Basis of Presentation
The unaudited consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements include all adjustments, consisting of normal recurring adjustments that are considered necessary for a fair presentation of the Company’s consolidated financial position, results of operations and cash flows for the interim periods. Operating results for the three and nine month periods ended December 31, 2006 are not necessarily indicative of results that may be expected for the year ending March 31, 2007. This financial information should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2006.

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

Inventories
Inventories are stated at the lower of cost or fair value, where cost is determined by using the first-in, first-out method. The Company provides an allowance for slow moving and obsolete inventory, whereby it reduces inventories for the diminution of value, resulting from product obsolescence, damage or other issues affecting marketability, equal to the difference between the cost of the inventory and its estimated market value. Factors utilized in the determination of estimated market value include (i) current sales data and historical return rates, (ii) estimates of future demand, (iii) competitive pricing pressures, (iv) new product introductions, (v) product expiration dates, and (vi) component and packaging obsolescence.

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

Goodwill
The excess of the purchase price over the fair market value of assets acquired and liabilities assumed in purchase business combinations is classified as goodwill. In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“Statement”) No. 142, “Goodwill and Other Intangible Assets,” the Company does not amortize goodwill, but performs impairment tests of the carrying value at least annually. The Company tests goodwill for impairment at the “brand” level, which is one level below the operating segment level.

Intangible Assets
Intangible assets, which are composed primarily of trademarks, are stated at cost less accumulated amortization. For intangible assets with finite lives, amortization is computed on the straight-line method over estimated useful lives ranging from five to 30 years.

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

Revenue Recognition
Revenues are recognized in accordance with Securities and Exchange Commission Staff Accounting Bulletin 104, “Revenue Recognition,” when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the product has been shipped and the customer takes ownership and assumes risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. The Company has determined that the transfer of risk of loss generally occurs when product is received by the customer and, accordingly, recognizes revenue at that time. Provision is made for estimated discounts related to customer payment terms and estimated product returns at the time of sale based on the Company’s historical experience.

As is customary in the consumer products industry, the Company participates in the promotional programs of its customers to enhance the sale of its products. The cost of these promotional programs varies based on the actual number of units sold during a finite period of time. The Company estimates the cost of such promotional programs at their inception based on historical experience and current market conditions and reduces sales by such estimates. These promotional programs consist of direct to consumer incentives such as coupons and temporary price reductions, as well as incentives to the Company’s customers, such as slotting fees and cooperative advertising. Estimates of the costs of these promotional programs are based on (i) historical sales experience, (ii) the current offering, (iii) forecasted data, (iv) current market conditions, and (v) communication with customer purchasing/marketing personnel. At the completion of the promotional program, the estimated amounts are adjusted to actual results.

Due to the nature of the consumer products industry, the Company is required to estimate future product returns. Accordingly, the Company records an estimate of product returns concurrent with recording sales which is made after analyzing (i) historical return rates, (ii) current economic trends, (iii) changes in customer demand, (iv) product acceptance, (v) seasonality of the Company’s product offerings, and (vi) the impact of changes in product formulation, packaging and advertising.

Costs of Sales
Costs of sales include product costs, warehousing costs, inbound and outbound shipping costs, and handling and storage costs. Shipping, warehousing and handling costs were $6.2 million and $7.3 million for the three month periods ended December 31, 2006 and 2005, respectively, and $18.3 million and $19.3 million for the nine month periods ended December 31, 2006 and 2005, respectively.

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

Stock-based Compensation
The Company adopted FASB, Statement No. 123(R), “Share-Based Payment” (“Statement No. 123(R)”), effective April 1, 2005, with the grants of restricted stock and options to purchase common stock to employees and directors in accordance with the provisions of the Company’s 2005 Long-Term Equity Incentive Plan (the “Plan”). Statement No. 123(R) requires the Company to measure the cost of services to be rendered based on the grant-date fair value of the equity award. Compensation expense is to be recognized over the period an employee is required to provide service in exchange for the award, generally referred to as the requisite service period. The Company recorded non-cash compensation expense of $215,000 during the three month period ended December 31, 2006, and net non-cash compensation expense of $439,000 for the nine months ended December 31, 2006. During the three month period ended June 30, 2006, the Company recorded a net non-cash compensation credit of $9,000 as a result of the reversal of compensation charges in the amount of $142,000 associated with the departure of a former member of management. The Company recorded non-cash compensation expense of $120,000 and $230,000 during the three and nine month periods ended December 31, 2005.

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

Earnings Per Share
Basic earnings per share is calculated based on income available to common stockholders and the weighted-average number of shares outstanding during the reporting period. Diluted earnings per share is calculated based on income available to common stockholders and the weighted-average number of common and potential common shares outstanding during the reporting period. Potential common shares, composed of the incremental common shares issuable upon the exercise of stock options and unvested restricted shares, are included in the earnings per share calculation to the extent that they are dilutive.

Fair Value of Financial Instruments
The carrying value of cash, accounts receivable and accounts payable at December 31, 2006 and March 31, 2006 approximates fair value due to the short-term nature of these instruments. The carrying value of long-term debt at December 31, 2006 and March 31, 2006 approximates fair value based on interest rates for instruments with similar terms and maturities.

Recently Issued Accounting Standards
In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs” (“Statement No. 151”). Statement No. 151 amended the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing”, and requires the exclusion of certain costs, such as abnormal amounts of freight, handling costs and manufacturing overhead, from inventories. Additionally, Statement No. 151 requires the allocation of fixed production overhead to inventory based on normal capacity of the production facilities. The provisions of Statement No. 151 are effective for costs incurred during fiscal years beginning after September 15, 2005. The adoption of Statement No. 151 did not have a material impact on the Company’s financial condition, results of operations or cash flows for the three and nine month periods ended December 31, 2006.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement 109. FIN 48 is effective for fiscal years beginning after December 15, 2006, and prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The adoption of FIN 48 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“Statement No. 157”) to address inconsistencies in the definition and determination of fair value pursuant to generally accepted accounting principles (“GAAP”). Statement No. 157 provides a single definition of fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements in an effort to increase comparability related to the recognition of market-based assets and liabilities and their impact on earnings. Statement No. 157 is effective for interim financial statements issued during the fiscal year beginning after November 15, 2007.

Management has reviewed and continues to monitor the actions of the various financial and regulatory reporting agencies and is currently not aware of any other pronouncement that could have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

2.    Acquisition of Wartner USA B.V.

On September 21, 2006, the Company completed the acquisition of the ownership interests of Wartner USA B.V. (“Wartner”), the owner of the Wartner® brand of over-the-counter wart treatment products. The Company expects that the Wartner brand, which is the #3 brand in the United States over-the-counter wart treatment category, will enhance the Company’s leadership in the category. Additionally, the Company believes that the brand will benefit from a targeted advertising and marketing program, as well as the Company’s business model of outsourcing manufacturing and the elimination of redundant operations. The results from operations of the Wartner® brand have been included within the Company’s consolidated financial statements as a component of the over-the-counter segment commencing September 21, 2006.

The purchase price of the ownership interests was approximately $35.1 million, including fees and expenses of the acquisition of $216,000 and the assumption of approximately $5.0 million of contingent payments, with an estimated fair value of $3.8 million, owed to the former owner of Wartner through 2011. The Company funded the cash acquisition price from operating cash flows.

The following table summarizes the estimated fair values of the assets acquired at the date of acquisition. The Company has obtained independent valuations of certain tangible and intangible assets; however, the final purchase price will not be determined until all preliminary valuations have been finalized. Consequently, the allocation of the purchase price is subject to refinement.

The preliminary fair values assigned to the net assets and liabilities acquired consist of the following:

(In thousands)
Inventory	$769
Intangible assets	29,600
Goodwill	4,727
Accrued liabilities	(3,854)

$31,242

The amount allocated to intangible assets of $29.6 million includes $17.8 million related to the Wartner® brand trademark which the Company estimates to have a useful life of 20 years, as well as $11.8 million related to a patent estimated to have a useful life of 14 years. Goodwill resulting from this transaction was $4.7 million. As discussed above, this recorded amount is subject to change as additional information becomes available; however, it is estimated that such amount will be fully deductible for income tax purposes.

The following table sets forth the unaudited results of the Company’s operations on a pro forma basis as if the acquisition of Wartner had been completed on April 1, 2005. The pro forma amounts for the three and nine month periods ended December 31, 2005 include the pro forma results from operations of Dental Concepts, LLC, which was acquired in November 2005, as if the acquisition of Dental Concepts had been completed on April 1, 2005. The pro forma financial information is not necessarily indicative of the operating results that the combined entities would have achieved had the acquisitions been consummated on April 1, 2005, nor is it necessarily indicative of the operating results that may be expected for the year ending March 31, 2007.

	Three Months Ended December 31		Nine Months Ended December 31
(In thousands, except per share data)	2006	2005	2006	2005
	(Actual as Reported)
Revenues	$80,124	$83,044	$248,067	$233,629

Income before provision for income taxes	$14,378	$15,826	$42,521	$36,902

Net income	$10,643	$9,148	$27,783	$22,509

Basic earnings per share	$0.21	$0.19	$0.56	$0.46

Diluted earnings per share	$0.21	$0.18	$0.56	$0.45

Weighted average shares outstanding: Basic	49,535	48,929	49,425	48,874
Diluted	50,024	50,010	50,016	50,007

3.	Accounts Receivable

Accounts receivable consist of the following (in thousands):
	December 31, 2006	March 31, 2006

Accounts receivable	$35,199	$40,140
Other receivables	1,514	1,870
	36,713	42,010
Less allowances for discounts, returns and uncollectible accounts	(1,483)	(1,968)

	$35,230	$40,042

4.	Inventories

Inventories consist of the following (in thousands):
	December 31, 2006	March 31, 2006

Packaging and raw materials	$3,047	$3,278
Finished goods	28,733	30,563

	$31,780	$33,841

Inventories are shown net of allowances for obsolete and slow moving inventory of $1.3 million and $1.0 million at December 31, 2006 and March 31, 2006, respectively.

5.    Property and Equipment

Property and equipment consist of the following (in thousands):
	December 31, 2006	March 31, 2006

Machinery	$1,447	$3,722
Computer equipment	610	987
Furniture and fixtures	263	303
Leasehold improvements	371	340
	2,691	5,352

Accumulated depreciation	(1,238)	(3,699)

	$1,453	$1,653

6.    Goodwill

A reconciliation of the activity affecting goodwill by operating segment is as follows (in thousands):

	Over-the-Counter Drug	Household Cleaning	Personal Care	Consolidated

Balance - March 31, 2006	$222,635	$72,549	$2,751	$297,935

Additions	5,993	--	--	5,993

Balance - December 31, 2006	$228,628	$72,549	$2,751	$303,928

During the three month period ended December 31, 2006, the Company finalized the purchase price allocation of Dental Concepts, LLC and increased goodwill by $1.3 million. At December 31, 2006, approximately $33.1 million of the Company’s goodwill is deductible for income tax purposes.

7.    Intangible Assets

A reconciliation of the activity affecting intangible assets is as follows (in thousands):

	Indefinite Lived Intangibles	Finite Lived Intangibles	Total
Carrying Amounts
Balance - March 31, 2006	$544,963	$110,066	$655,029

Additions	--	29,600	29,600

Balance - December 31, 2006	$544,963	$139,666	$684,629

Accumulated Amortization
Balance - March 31, 2006	$--	$17,832	$17,832

Amortization	--	7,013	7,013

Balance - December 31, 2006	$--	$24,845	$24,845

At December 31, 2006, intangible assets are expected to be amortized over a period of five to 30 years as follows (in thousands):

Year Ending December 31
2007	$10,507
2008	10,507
2009	10,502
2010	9,086
2011	9,071
Thereafter	65,148

$114,821

8.    Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	December 31, 2006	March 31, 2006

Accrued marketing costs	$6,058	$2,513
Accrued payroll	2,737	813
Accrued commissions	322	248
Other	1,050	1,008

	$10,167	$4,582

9.    Long-Term Debt

Long-term debt consists of the following (in thousands):
	December 31, 2006	March 31, 2006

Senior revolving credit facility (“Revolving Credit Facility”), which expires on April 6, 2009, is available for maximum borrowings of up to $60.0 million. The Revolving Credit Facility bears interest at the Company’s option at either the prime rate plus a variable margin or LIBOR plus a variable margin. The variable margins range from 0.75% to 2.50% and at December 31, 2006, the interest rate on the Revolving Credit Facility was 9.5% per annum. The Company is also required to pay a variable commitment fee on the unused portion of the Revolving Credit Facility. At December 31, 2006, the commitment fee was 0.50% of the unused line. The Revolving Credit Facility is collateralized by substantially all of the Company’s assets.
	$--	$7,000

Senior secured term loan facility (“Tranche B Term Loan Facility”) that bears interest at the Company’s option at either the prime rate plus a margin of 1.25% or LIBOR plus a margin of 2.25%. At December 31, 2006, the applicable interest rate on the Tranche B Term Loan Facility was 7.71%. Principal payments of $887,500 and interest are payable quarterly. In February 2005, the Tranche B Term Loan Facility was amended to increase the additional amount available thereunder by $50.0 million to $200.0 million, all of which is available at December 31, 2006. Current amounts outstanding under the Tranche B Term Loan Facility mature on April 6, 2011, while amounts borrowed pursuant to the amendment will mature on October 6, 2011. The Tranche B Term Loan Facility is collateralized by substantially all of the Company’s assets.
	345,238	365,630

Senior Subordinated Notes (“Senior Notes”) that bear interest at 9.25% which is payable on April 15th and October 15th of each year. The Senior Notes mature on April 15, 2012; however, the Company may redeem some or all of the Senior Notes on or prior to April 15, 2008 at a redemption price equal to 100%, plus a make-whole premium, and after April 15, 2008 at redemption prices set forth in the indenture governing the Senior Notes. The Senior Notes are unconditionally guaranteed by Prestige Brands Holdings, Inc., and its domestic wholly-owned subsidiaries other than Prestige Brands, Inc., the issuer. Each of these guarantees is joint and several. There are no significant restrictions on the ability of any of the guarantors to obtain funds from their subsidiaries.
	126,000	126,000

	471,238	498,630
Current portion of long-term debt	(3,550)	(3,730)

	$467,688	$494,900

Effective as of December 19, 2006: (i) a Second Supplemental Indenture (“Second Supplemental Indenture”), and (ii) a Guaranty Supplement (“Indenture Guaranty Supplement”) were entered into with the trustee for the holders of the Senior Notes. The Second Supplemental Indenture supplements and amends the indenture, dated as of April 6, 2004, as amended on October 6, 2004 (“Indenture”). Pursuant to the terms of the Second Supplemental Indenture and the Indenture Guaranty Supplement, the Company agreed to guaranty all of the obligations of Prestige Brands, Inc., an indirect wholly-owned subsidiary of the Company (“PBI”), set forth in the Indenture. The Second Supplemental Indenture also amended the covenant requiring Prestige Brands International, LLC (“Prestige Brands International”), an indirect wholly-owned subsidiary of the Company, to file periodic reports with the Securities and Exchange Commission (“SEC”) pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). So long as the Company or any other guarantor is required to file periodic reports under Section 13 or 15(d) of the Exchange Act that are substantially the same as the periodic reports that Prestige Brands International would otherwise be required to file with the SEC pursuant to the Indenture, Prestige Brands International is not required to file such reports.

Also effective as of December 19, 2006, a Joinder Agreement (“Joinder Agreement”), and a Guaranty Supplement (“Credit Agreement Guaranty Supplement”)
were entered into with the administrative agent for the lenders under the Senior Credit Facility. Pursuant to the terms of the Joinder Agreement and the Credit Agreement Guaranty Supplement, the Company agreed to become a party to the Pledge and Security Agreement (“Security Agreement”) and the Guaranty (“Credit Agreement Guaranty”), each dated as of April 6, 2004, by PBI and certain of its affiliates in favor of the lenders. The Security Agreement and the Credit Agreement Guaranty secure the performance by PBI of its obligations under the Credit Agreement, dated as of April 6, 2004, as amended (“Credit Agreement”), by granting security interests to the Company’s lenders in collateral owned by the Company and providing guaranties of such obligations by certain of PBI’s affiliates.

The Revolving Credit Facility and the Tranche B Term Loan Facility (together the “Senior Credit Facility”) contain various financial covenants, including provisions that require the Company to maintain certain leverage ratios, interest coverage ratios and fixed charge coverage ratios. The Senior Credit Facility and the Senior Notes also contain provisions that restrict the Company from undertaking specified corporate actions, such as asset dispositions, acquisitions, dividend payments, repurchase of common shares outstanding, changes of control, incurrence of indebtedness, creation of liens, making of loans and transactions with affiliates. Additionally, the Senior Credit Facility and the Senior Notes contain cross-default provisions whereby a default pursuant to the terms and conditions of either indebtedness will cause a default on the remaining indebtedness. At December 31, 2006, the Company was in compliance with its applicable financial and other covenants under the Senior Credit Facility and the Indenture.

Future principal payments required in accordance with the terms of the Senior Credit Facility and the Senior Notes are as follows (in thousands):

Year Ending December 31,
2007	$3,550
2008	3,550
2009	3,550
2010	3,550
2011	331,038
Thereafter	126,000

$471,238

In an effort to mitigate the impact of changing interest rates, the Company entered into interest rate cap agreements with various financial institutions. In June 2004, the Company purchased a 5% interest rate cap with a notional amount of $20.0 million which expired in June 2006. In March 2005, the Company purchased interest rate cap agreements with a total notional amount of $180.0 million and cap rates ranging from 3.25% to 3.75%. On May 31, 2006, an interest rate cap agreement with a notional amount of $50.0 million and a 3.25% cap rate expired. The remaining agreements terminate on May 30, 2007 and 2008 as to notional amounts of $80.0 million and $50.0 million, respectively. The Company is accounting for the interest rate cap agreements as cash flow hedges. The fair value of the interest rate cap agreements, which is included in other long-term assets, was $1.8 million and $3.3 million at December 31, 2006 and March 31, 2006, respectively.

10.    Stockholders’ Equity

The Company is authorized to issue 250.0 million shares of common stock, $0.01 par value per share, and 5.0 million shares of preferred stock, $0.01 par value per share. The Board of Directors may direct the issuance of the undesignated preferred stock in one or more series and determine preferences, privileges and restrictions thereof.

Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid on the Company’s common stock through December 31, 2006.

11.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended December 31		Nine Months Ended December 31
	2006	2005	2006	2005
Numerator
Net income	$10,643	$9,345	$27,683	$22,648

Denominator
Denominator for basic earnings per share - weighted average shares	49,535	48,929	49,425	48,874

Dilutive effect of unvested restricted common stock, performance shares and options	489	1,081	591	1,133

Denominator for diluted earnings per share	50,024	50,010	50,016	50,007

Earnings per Common Share:
Basic	$0.21	$0.19	$0.56	$0.46

Diluted	$0.21	$0.19	$0.55	$0.45

At December 31, 2006, 444,000 shares of restricted stock issued to officers, directors and employees were unvested, and were therefore, excluded from the calculation of basic earnings per share for the period ended December 31, 2006. However, such shares are included in the calculation of diluted earnings per share. An additional 270,000 shares of restricted stock granted to officers and employees have been excluded from the calculation of both basic and diluted earnings per share since vesting of such shares is subject to contingencies which have not been met as of December 31, 2006. At December 31, 2005, 1.1 million shares of restricted stock issued to officers and employees, were unvested and were therefore, excluded from the calculation of basic earnings per share for the periods ended December 31, 2005.

12.	Stock-Based Compensation

In connection with the Company’s February 2005 initial public offering, the Board of Directors adopted the Plan which provides for the grant, up to a maximum of 5.0 million shares, of stock options, restricted stock, restricted stock units, deferred stock units and other equity-based awards. Directors, officers and other employees of the Company and its subsidiaries, as well as others performing services for the Company, are eligible for grants under the Plan. The Company believes that such awards better align the interests of its employees with those of its stockholders.

Restricted Shares
Restricted shares granted under the Plan generally vest in 3 to 5 years, contingent on attainment of Company performance goals, including both revenue and earnings per share growth targets. Certain restricted share awards provide for accelerated vesting if there is a change of control. The fair value of nonvested restricted shares is determined as the closing price of the Company’s common stock on the day preceding the grant date. There were no restricted shares granted during the three month period ended December 31, 2006; however, the Company granted awards aggregating 156,500 shares of restricted stock with an estimated fair value of $1.3 million during the nine month period ended December 31, 2006. During the three month period ended December 31, 2005, the Company authorized the grant of 155,800 shares of restricted stock with an estimated fair value of $1.9 million to employees. During the nine month period ended December 31, 2005, the Company granted awards aggregating 180,700 shares of restricted stock with an estimated fair value of $2.2 million.

Performance Shares
On the vesting date, the recipient of performance shares will receive the difference between the closing price of the Company’s common stock on such date and the grant date price, times the number of performance shares underlying the grant. These awards may be settled in cash, common stock or some combination thereof at the option of the Company. There were no performance share awards granted during the three month period ended December 31, 2006; however, during the nine month period ended December 31, 2006, the Company granted awards aggregating 16,100 performance shares with an estimated fair value of $60,000. No such awards were granted during the three month and nine month periods ended December 31, 2005.

Options
The Plan provides that the exercise price of the option granted shall be no less than the fair market value of the Company’s common stock on the date the option is granted. Options granted have a term of no greater than 10 years from the date of grant and vest in accordance with a schedule determined at the time the option is granted, generally 3 to 5 years. Certain option awards provide for accelerated vesting if there is a change in control. There were no options outstanding as of December 31, 2006.

The fair value of option and performance share awards is estimated on the date of grant using the Black-Scholes Option Pricing Model. As of December 31, 2006, there was approximately $1.6 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements under the Plan, based on management’s estimate of the shares that will ultimately vest. The Company expects to recognize such costs over the next 4 years. However, the restricted shares vest upon the attainment of Company performance goals; if such goals are not met, no compensation cost would ultimately be recognized and any previously recognized compensation cost would be reversed. At December 31, 2006, there were 4.7 million shares available for issuance under the Plan.

13.    Income Taxes

Income taxes are recorded in the Company’s quarterly financial statements based on the Company’s estimated annual effective income tax rate. The effective tax rates used in the calculation of income taxes were 25.9% and 34.6% for three and nine month periods ended December 31, 2006, respectively, and 38.6% and 39.0% for the three and nine month periods ended December 31, 2005, respectively. The reduction in the income tax rates for the three and nine month periods ended December 31, 2006 result from the implementation of initiatives to obtain operational, as well as tax, efficiencies.

A reconciliation of the effective tax rate compared to the statutory U.S. Federal tax rate for the nine month period ended December 31, 2006 is as follows (in thousands):

		%
Income tax provision at statutory rate	$14,825.0	35.0
Foreign tax provision	(58.2)	(0.1)
State income taxes, net of federal income tax benefit	1,595.3	3.7
Decrease in net deferred tax liability resulting from an decrease in the effective state tax rate	(1,708.0)	(4.0)
Other	20.9	0.0
Provision for income taxes from continuing operations	$14,675.0	34.6

14.    Commitments and Contingencies

The Company and certain of its officers and directors are defendants in a consolidated putative securities class action lawsuit filed in the United States District Court for the Southern District of New York (the “Consolidated Action”). The first of the six consolidated cases was filed on August 3, 2005. Plaintiffs purport to represent a class of stockholders of the Company who purchased shares between February 9, 2005 through November 15, 2005. Plaintiffs also name as defendants the underwriters in the Company’s initial public offering and a private equity fund that was a selling stockholder in the offering. The District Court has appointed a Lead Plaintiff. On December 23, 2005, the Lead Plaintiff filed a Consolidated Class Action Complaint, which asserted claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b), 20(a), and 20A of the Securities Exchange Act of 1934. The Lead Plaintiff generally alleged that the Company issued a series of materially false and misleading statements in connection with its initial public offering and thereafter in regard to the following areas: the accounting issues described in the Company’s press release issued on or about November 15, 2005; and the alleged failure to disclose that demand for certain of the Company’s products was declining and that the Company was planning to withdraw several products from the market. Plaintiffs seek an unspecified amount of damages. The Company filed a motion to dismiss the Consolidated Class Action Complaint in February 2006. On July 10, 2006, the Court dismissed all claims against the Company and the individual defendants arising under the Securities Exchange Act of 1934. Requests for discovery have been submitted and a motion by Plaintiffs for class certification is pending. The Company’s management believes the remaining claims are legally deficient and subject to meritorious defenses. The Company intends to vigorously pursue its defenses; however, the Company cannot reasonably estimate the potential range of loss, if any.

On May 23, 2006, Similasan Corporation filed a lawsuit against the Company in the United States District Court for the District of Colorado in which Similasan alleged false designation of origin, trademark and trade dress infringement, and deceptive trade practices by the Company related to Murine for Allergy Eye Relief, Murine for Tired Eye Relief and Murine for Earache Relief, as applicable. Similasan has requested injunctive relief, an accounting of profits and damages and litigation costs and attorneys’ fees. The Company has filed an answer to the complaint with a potentially dispositive motion. In addition to the lawsuit filed by Similasan in the U.S. District Court for the District of Colorado, the Company also received a cease and desist letter from Swiss legal counsel to Similasan and its parent company, Similasan AG, a Swiss company. In the cease and desist letter, Similasan and Similasan AG have alleged a breach of the Secrecy Agreement executed by the Company and demanded that the Company cease and desist from (i) using confidential information covered by the Secrecy Agreement; and (ii) manufacturing, distributing, marketing or selling certain of its homeopathic products. The complaint in the Colorado action has now been amended to include allegations relating to the breach of confidentiality’ and the Company has filed an answer and responsive motions. The Company’s management believes the allegations to be without merit and intends to vigorously pursue its defenses; however, the Company cannot reasonably estimate the potential range of loss, if any.

On September 28, 2006, OraSure Technologies, Inc. moved in the Supreme Court of the State of New York for a preliminary injunction prohibiting the Company from selling cryogenic wart removal products under the

Wartner® brand, which the Company acquired on September 21, 2006. OraSure Technologies is a supplier to the Company for the Company’s Compound W Freeze Off® business. The distribution agreement in place calls for mediation of contract disputes, followed by arbitration, if necessary. The contract in question is of five years duration ending in December 2007. On October 30, 2006, the Court denied OraSure Technologies’ motion for a preliminary injunction. Subsequently, in a decision and order dated December 20, 2006, the Court denied a motion by OraSure Technologies for a rehearing regarding a preliminary injunction. An appeal was filed by OraSure in the Appellate Division of the Supreme Court of the State of New York on January 29, 2007, which the Company expects to answer in due course. The Company is now seeking resolution of the matter through arbitration.

The Company is also involved from time to time in other routine legal matters and other claims incidental to its business. The Company reviews outstanding claims and proceedings internally and with external counsel as necessary to assess probability of loss and for the ability to estimate loss. These assessments are re-evaluated each quarter and as new information becomes available to determine whether a reserve should be established or if any existing reserve should be adjusted. The actual cost of resolving a claim or proceeding ultimately may be substantially different than the amount of the recorded reserve. In addition, because it is not permissible under generally accepted accounting principles to establish a litigation reserve until the loss is both probable and estimable, in some cases there may be insufficient time to establish a reserve prior to the actual incurrence of the loss (upon verdict and judgment at trial, for example, or in the case of a quickly negotiated settlement). The Company believes the resolution of routine matters and other incidental claims, taking into account reserves and insurance, will not have a material adverse effect on its business, financial condition or results from operations.

Lease Commitments
The Company has operating leases for office facilities and equipment in New York, New Jersey and Wyoming, which expire at various dates through July 2009.

The following summarizes future minimum lease payments for the Company’s operating leases (in thousands):

Year Ending December 31,	Facilities	Equipment	Total

2007	$646	$120	$766
2008	499	120	619
2009	198	87	285
2010	--	49	49

	$1,343	$376	$1,719

15.    Concentrations of Risk

The Company’s sales are concentrated in the areas of over-the-counter drug, personal care and household cleaning products. The Company sells its products to mass merchandisers, food and drug accounts, and dollar and club stores. During the three and nine month periods ended December 31, 2006 approximately 55.5% and 58.6%, respectively, of the Company’s total sales were derived from its four major brands, while during the three and nine month periods ended December 31, 2005, approximately 59.8% and 62.1%, respectively, of the Company’s total sales were derived from these four major brands. During the three month periods ended December 31, 2006 and 2005, approximately 21.4% and 20.0%, respectively, of the Company’s sales were made to one customer, while during the nine month periods ended December 31, 2006 and 2005, approximately 23.6% and 22.4% of sales were to this customer. At December 31, 2006, approximately 20.6% of accounts receivable were owed by the same customer.

The Company manages product distribution in the continental United States through a main distribution center in St. Louis, Missouri. A serious disruption, such as a flood or fire, to the main distribution center could damage the Company’s inventories and materially impair the Company’s ability to distribute its products to customers in a timely manner or at a reasonable cost. The Company could incur significantly higher costs and experience longer lead times associated with the distribution of its products to its customers during the time that it takes the Company to reopen or replace its distribution center. As a result, any such disruption could have a material adverse effect on the Company’s sales and profitability.

The Company has relationships with over 40 third-party manufacturers. Of those, the top 10 manufacturers produced items that accounted for approximately 78% of the Company’s gross sales for the nine month period ended December 31, 2006. The Company does not have long-term contracts with 3 of these manufacturers and certain manufacturers of various smaller brands, which collectively, represented approximately 34% of the Company’s gross sales for the nine month period ended December 31, 2006. The lack of manufacturing agreements for these products exposes the Company to the risk that a manufacturer could stop producing the Company’s products at any time, for any reason or fail to provide the Company with the level of products the Company needs to meet its customers’ demands. Without adequate supplies of merchandise to sell to the Company’s customers, sales would decrease materially and the Company’s business would suffer.

16.    Business Segments

Segment information has been prepared in accordance with FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company’s operating and reportable segments consist of (i) Over-the-Counter Drugs, (ii) Household Cleaning, and (iii) Personal Care.

There were no inter-segment sales or transfers during the three and nine month periods ended December 31, 2006 and 2005. The Company evaluates the performance of its operating segments and allocates resources to them based primarily on contribution margin. The table below summarizes information about the Company’s operating and reportable segments (in thousands).

	Three Months Ended December 31, 2006
	Over-the-Counter Drug	Household Cleaning	Personal Care	Consolidated

Net sales	$45,574	$28,155	$5,835	$79,564
Other revenues	--	560	--	560

Total revenues	45,574	28,715	5,835	80,124
Cost of sales	15,800	17,787	3,179	36,766

Gross profit	29,774	10,928	2,656	43,358
Advertising and promotion	7,089	1,595	268	8,952

Contribution margin	$22,685	$9,333	$2,388	34,406
Other operating expenses				9,872

Operating income				24,534
Other (income) expense				10,156
Provision for income taxes				3,735

Net income				$10,643

	Nine Months Ended December 31, 2006
	Over-the-Counter Drug	Household Cleaning	Personal Care	Consolidated

Net sales	$131,427	$88,625	$19,112	$239,164
Other revenues	--	1,434	--	1,434

Total revenues	131,427	90,059	19,112	240,598
Cost of sales	48,198	54,882	11,270	114,350

Gross profit	83,229	35,177	7,842	126,248
Advertising and promotion	19,573	5,304	932	25,809

Contribution margin	$63,656	$29,873	$6,910	100,439
Other operating expenses				28,390

Operating income				72,049
Other (income) expense				29,691
Provision for income taxes				14,675

Net income				$27,683

	Three Months Ended December 31, 2005
	Over-the-Counter Drug	Household Cleaning	Personal Care	Consolidated

Net sales	$42,051	$30,771	$7,007	$79,829
Other revenues	--	27	--	27

Total revenues	42,051	30,798	7,007	79,856
Cost of sales	15,821	18,951	3,954	38,726

Gross profit	26,230	11,847	3,053	41,130
Advertising and promotion	4,926	1,735	724	7,385

Contribution margin	$21,304	$10,112	$2,329	33,745
Other operating expenses				8,993

Operating income				24,752
Other (income) expense				9,526
Provision for income taxes				5,881

Net income				$9,345

	Nine Months Ended December 31, 2005
	Over-the-Counter Drug	Household Cleaning	Personal Care	Consolidated

Net sales	$116,199	$78,783	$21,595	$216,577
Other revenues	--	77	--	77

Total revenues	116,199	78,860	21,595	216,654
Cost of sales	43,044	47,873	12,307	103,224

Gross profit	73,155	30,987	9,288	113,430
Advertising and promotion	18,192	5,245	2,870	26,307

Contribution margin	$54,963	$25,742	$6,418	87,123
Other operating expenses				23,287

Operating income				63,836
Other (income) expense				26,707
Provision for income taxes				14,481

Net income				$22,648

During the three month periods ended December 31, 2006 and 2005, approximately 95.9% and 96.8%, respectively, of the Company’s sales were made to customers in the United States and Canada, while during the nine month periods ended December 31, 2006 and 2005, approximately 95.6% and 96.9%, respectively, of sales were made to customers in the United States and Canada. At December 31, 2006 and March 31, 2006, substantially all of the Company’s long-term assets were located in the United States of America and have been allocated to the operating segments as follows:

	Over-the-Counter Drug	Household Cleaning	Personal Care	Consolidated

Goodwill	$228,628	$72,549	$2,751	$303,928

Intangible assets
Indefinite lived	374,070	170,893	--	544,963
Finite lived	96,676	24	18,121	114,821
	470,746	170,917	18,121	659,784

	$699,374	$243,466	$20,872	$963,712

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
We are engaged in the marketing, sales and distribution of brand name over-the-counter drug, household cleaning and personal care products to mass merchandisers, drug stores, supermarkets and club stores primarily in the United States and Canada. We operate in niche segments of these categories where we can use the strength of our brands, our established retail distribution network, a low-cost operating model and our experienced management team as a competitive advantage to grow our presence in these categories and, as a result, grow our sales and profits.

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

On September 21, 2006, we completed the acquisition of the ownership interests of Wartner USA B.V., a privately held limited liability company, and the intellectual property associated with the “Wartner®” brand of over-the-counter wart treatment products. The purchase price of this acquisition was $35.1 million, inclusive of direct costs of the acquisition of $216,000. We purchased the Wartner brand with funds generated from operations and the assumption of approximately $5.0 million of contingent payments to the former owner of the Wartner brand.

On October 28, 2005, we completed the acquisition of the “Chore Boy®” brand of cleaning pads and sponges. The purchase price of this acquisition was $22.6 million, including direct costs of $400,000. We purchased the Chore Boy® brand with funds generated from operations.

On November 8, 2005, we completed the acquisition of the ownership interests of Dental Concepts LLC, a marketer of therapeutic oral care products sold under “The Doctor’s®” brand. The purchase price of the ownership interests was approximately $30.5 million, including fees and expenses of the acquisition of $500,000. We financed the acquisition price through the utilization of our Revolving Credit Facility and with cash resources of $30.0 million and $500,000, respectively.

We expect that the Wartner® brand will benefit from our business model of outsourcing manufacturing and increasing awareness through targeted marketing and that both the Chore Boy® and The Doctor’s® product lines will continue to benefit from our model.

Three Month Period Ended December 31, 2006 compared to the
  Three Month Period Ended December 31, 2005

Total Revenues
	FYE 2007 Revenues	%	FYE 2006 Revenues	%	Increase (Decrease)%

OTC Drug	$45,574	56.9	$42,051	52.6	$3,523	8.4
Household Cleaning	28,715	35.8	30,798	38.6	(2,083)	(6.8)
Personal Care	5,835	7.3	7,007	8.8	(1,172)	(16.7)

Total Revenues	$80,124	100.0	$79,856	100.0	$268	0.3

The slight increase in total revenues for the three month period ended December 31, 2006 versus the comparable period in 2005 was primarily a result of the acquisitions of the Wartner brand, acquired in September of 2006, and the Chore Boy® and The Doctor’s® brands acquired in October and November 2005, respectively. The revenue increase in the Over-the-Counter Drug segment was mostly offset by a decrease in the Household Cleaning and Personal Care segments. Excluding the impact of the acquisitions, revenues were down 5.7%.

Over-the-Counter Drug Segment
Revenues in the Over-the-Counter Drug segment increased by $3.5 million, or 8.4% for the three month period ended December 31, 2006 versus the comparable period in 2005. The increase was primarily the result of the Wartner and Doctor’s brands which were acquired in September 2006 and November 2005, respectively. Excluding the impact of these acquisitions, revenues were essentially flat for the period. Revenue increases from Little Remedies®, Clear eyes® New Skin and Dermoplast were offset by revenue decreases from Chloraseptic®, Compound W® and Murine®. Little Remedies’ revenue increased during the period primarily as a result of strong consumer consumption. The Clear eyes® sales growth is a result of continued strong consumer consumption trends and the launch of Clear eyes® Triple Action. New Skin’s revenue increased as a result of improving consumer consumption trends while Dermoplast’s revenue increased due to continued strong consumer consumption trends. The Doctor’s® brand had strong revenue growth as a result of television media support behind The Doctor’s Nightguard. Chloraseptic revenue decreased during the period in line with weak consumer consumption primarily attributable to a less severe cough and cold season as it relates to sore throat symptoms. Compound W® revenue decreased during the period primarily as a result of weaker consumer consumption of Freeze-Off, its cryogenic wart remover product.

Household Cleaning Segment
Revenues of the Household Cleaning segment declined by $2.1 million, or 6.8%, for the three month period ended December 31, 2006 versus the comparable period of 2005. Excluding the acquisition of Chore Boy®, revenues for this segment were down 11.3% for the period. The Comet® and Spic and Span® brands revenue declines were primarily the result of comparisons against unusually strong year ago shipments, which included pipeline shipments supporting new distribution and significant promotional sales to a dollar store customer. Both brands experienced continued consumer consumption gains during the quarter.

Personal Care Segment
Revenues of the Personal Care segment declined by $1.2 million, or 16.7% for the three month period ended December 31, 2006 versus the comparable period of 2005. The sales decrease was a result of continued declines in consumer consumption trends for the Cutex®, Denorex® and Prell® brands and was in accordance with management’s expectations.

Gross Profit
	FYE 2007 Gross Profit	%	FYE 2006 Gross Profit	%	Increase (Decrease)%

OTC Drug	$29,774	65.3	$26,230	62.4	$3,544	13.5
Household Cleaning	10,928	38.1	11,847	38.5	(919)	(7.8)
Personal Care	2,656	45.5	3,053	43.6	(397)	(13.0)

	$43,358	54.1	$41,130	51.5	$2,228	5.4

Gross profit for the three month period ended December 31, 2006 increased $2.2 million, or 5.4% versus the comparable period in 2005. As a percent of total revenue, gross profit increased from 51.5% for the same period last year to 54.1% during the current period. The increase in gross profit percentage was primarily the result of a shift in sales to the higher margin OTC segment and a reduction in distribution costs resulting from lower oil prices versus the comparable period last year.

Over-the-Counter Drug Segment
Gross profit for the three month period ended December 31, 2006 increased $3.5 million, or 13.5%, versus the comparable period in 2005. As a percent of OTC revenue, gross profit increased from 62.4% for the same period last year to 65.3% during the current period. The increase in gross profit percentage was primarily a result of favorable sales mix and a reduction in distribution costs resulting from lower oil prices versus the comparable period last year. The favorable sales mix was primarily attributable to sales of higher margin products, such as, The Doctor’s Nightguard, Wartner and Compound W’s salicylic acid products constituting a larger percentage of total OTC sales than in the prior year’s quarter.

Household Cleaning Segment
Gross profit for the three month period ended December 31, 2006 decreased $919,000, or 7.8%, versus the comparable period in 2005. As a percent of household cleaning revenue, gross profit decreased from 38.5% for the same period last year to 38.1% during the current period. The decrease in gross profit percentage is primarily a result of favorable distribution costs resulting from lower oil prices offset by the increase in Chore Boy sales which have a lower margin than the other brands in the segment.

Personal Care Segment
Gross profit for the three month period ended December 31, 2006 decreased $397,000, or 13.0%, versus the comparable period in 2005. As a percent of personal care revenue, gross profit increased from 43.6% for the same period last year to 45.5% during the current period. The increase in gross profit percentage was primarily a result of favorable distribution costs resulting from lower oil prices and a reduction in promotional pricing allowances.

Contribution Margin
	FYE 2007 Contribution Margin	%	FYE 2006 Contribution Margin	%	Increase (Decrease)%

OTC Drug	$22,685	49.8	$21,304	50.7	$1,381	6.5
Household Cleaning	9,333	32.5	10,112	32.8	(779)	(7.7)
Personal Care	2,388	40.9	2,329	33.2	59	2.5

	$34,406	42.9	$33,745	42.3	$661	2.0

Contribution margin, defined as gross profit less advertising and promotional expenses, increased $661,000, or 2.0%, for the three month period ended December 31, 2006 versus the comparable period of 2005. The contribution margin increase was a result of the increase in sales and gross profit as previously discussed, partially offset by a $1.6 million, or 21.2% increase in advertising and promotional spending. The increase was primarily attributable to the Over-the-Counter Drug segment.

Over-the-Counter Drug Segment
Contribution margin in the Over-the-Counter Drug segment increased by $1.4 million, or 6.5% for the three month period ended December 31, 2006 versus the comparable period of 2005. The contribution margin increase was a result of the increase in sales and gross profit as previously discussed, partially offset by a $2.2 million, or a 43.9% increase in advertising and promotional spending. The increase in advertising and promotional spending was primarily a result of television media behind The Doctor’s Nightguard, Chloraseptic Daily Defense Strips, and Clear eyes.

Household Cleaning Segment
Contribution margin in the household cleaning segment decreased by $779,000, or 7.7%, for the three month period ended December 31, 2006 versus the comparable period of 2005. The contribution margin decrease was a result of the decrease in sales and gross profit as previously discussed, partially offset with a $140,000, or an 8.1% reduction in advertising and promotional spending. The decrease was a result of a modest reduction of Comet media and promotional spending partially offset by increased spending related to Chore Boy.

Personal Care Segment
Contribution margin of the personal care segment was up $59,000, or 2.5% for the three month period ended December 31, 2006 versus the comparable period of 2005. The slight contribution margin increase was primarily the result of a $456,000, or 63.0%, reduction in advertising and promotion spending versus the comparable period in 2005, offset by the gross profit decline as previously discussed. The reduction in advertising and promotion was due to the Company’s strategic decision to redeploy advertising and promotional funds in support of its growth brands in the OTC drug segment.

General and Administrative
General and administrative expenses were $7.1 million for the three month period ended December 31, 2006 versus $6.2 million for the comparable period of 2005. The increase is primarily related to higher compensation costs as a result of additional staff added during the second half of our fiscal year ended March 31, 2006, increased stock-based compensation costs, as well as increased legal fees.

Depreciation and Amortization
Depreciation and amortization expense was $2.8 million for the three month period ended December 31, 2006 versus $2.8 million for the comparable period of 2005. An increase in amortization of intangible assets related to the Wartner and Dental Concepts acquisition was partially offset by a reduction in carrying value of trademarks related to the Personal Care segment resulting from an asset impairment charge of $7.4 million recorded during the three month period ended March 31, 2006. Depreciation expense decreased by $343,000 for the three month period ended December 31, 2006 versus the comparable period of 2005 which mostly offset the increase in amortization expense.

Interest Expense
Net interest expense was $10.2 million for the three month period ended December 31, 2006 versus $9.5 million for the comparable period of 2005. This represented an increase of $630,000, or 6.6%, from the prior period. The increase in interest expense is due to the increase in interest rates associated with our variable rate indebtedness. The average cost of funds increased from 7.7% for the three month period ended December 31, 2005 to 8.4% for the three month period ended December 31, 2006.

Income Taxes
The income tax provision for the three month period ended December 31, 2006 was $3.7 million, with an effective rate of 25.9%, compared to $5.9 million, with an effective rate of 38.6% for period ended December 31, 2005. During the three month period ended March 31, 2006, the Company increased the effective tax rate to 39.1% and adjusted the deferred tax liabilities as a result of the completion of a state nexus study. The current period includes a $1.7 million tax benefit resulting from a reduction in the deferred income tax rate to 38.6% from 39.1% as a result of the implementation of initiatives to obtain operational, as well as tax, efficiencies.

Nine Month Period Ended December 31, 2006 compared to the
  Nine Month Period Ended December 31, 2005

Total Revenues
	FYE 2007 Revenues	%	FYE 2006 Revenues	%	Increase (Decrease)%

OTC Drug	$131,427	54.7	$116,199	53.6	$15,228	13.1
Household Cleaning	90,059	37.4	78,860	36.4	11,199	14.2
Personal Care	19,112	7.9	21,595	10.0	(2,483)	(11.5)

	$240,598	100.0	$216,654	100.0	$23,944	11.1

The 11.1% increase in revenues for the nine month period ended December 31, 2006 versus the comparable period in 2005 was primarily a result of the acquisitions of the Wartner brand, acquired in September of 2006, and the Chore Boy® and The Doctor’s® brands acquired in October and November 2005, respectively. Excluding the impact of the acquisitions, revenues were up 2.6%. Revenue increases in Over-the-Counter Drug and Household Cleaning segments were partially offset by a decrease in the Personal Care segment.

Over-the-Counter Drug Segment
Revenues in the Over-the-Counter Drug segment increased $15.2 million, or 13.1% for the nine month period ended December 31, 2006 versus the comparable period in 2005. The increase was primarily a result of the Wartner and Doctor’s brands which were acquired in September 2006 and November 2005, respectively. Excluding the impact of these acquisitions, revenues increased 4.5%. All the major brands in this segment, with the exception of New Skin, had revenue increases during the period versus the comparable period last year. Little Remedies and Dermoplast sales increases were primarily a result of improved consumer consumption. The increase in Compound W was primarily a result of weak customer shipments in 2005. Chloraseptic’s revenue increase was due to the launch of the new Daily Defense Strips and multi-symptom products, as well as, increased shipments to international customers. The Clear eyes® sales growth was a result of continued strong consumer consumption trends, the launch of Clear eyes® Triple Action and increased shipments to international customers. The Murine® revenue increase was a result of improved consumer consumption of the ear product and the launch of the homeopathic product line. New Skin’s revenue decrease was the result of softness in the liquid bandage category.

Household Cleaning Segment
Revenues of the Household Cleaning segment increased $11.2 million, or 14.2%, for the nine month period ended December 31, 2006 versus the comparable period of 2005. Excluding the acquisition of Chore Boy®, revenues for this segment increased 3.7% for the period. Comet® revenue increased during the period due to strong consumer consumption, expanded distribution and royalty revenues earned from licensing agreements in Eastern Europe and for institutional sales in North America. Revenues for the Spic and Span® brand increased during the period as a result of increased consumer consumption and expanded distribution of dilutable product and antibacterial spray.

Personal Care Segment
Revenues of the Personal Care segment declined $2.5 million, or 11.5%, for the nine month period ended December 31, 2006 versus the comparable period of 2005. The sales decrease was a result of continued declines in consumer consumption trends for the Cutex®, Denorex® and Prell® brands and was in accordance with management's expectations.

Gross Profit
	FYE 2007 Gross Profit	%	FYE 2006 Gross Profit	%	Increase (Decrease)%

OTC Drug	$83,229	63.3	$73,155	63.0	$10,074	13.8
Household Cleaning	35,177	39.1	30,987	39.3	4,190	13.5
Personal Care	7,842	41.0	9,288	43.0	(1,446)	(15.6)

	$126,248	52.5	$113,430	52.4	$12,818	11.3

Gross profit for the nine month period ended December 31, 2006 increased $12.8 million, or 11.3%, versus the comparable period in 2005. As a percent of total revenue, gross profit increased slightly from 52.4% for the same period last year to 52.5% during the current period. The increase in gross profit percentage was generally the result of lower distribution costs and a shift to higher margin products within Over-The-Counter Drug segment, partially offset by higher product costs and increased shipments to non-North American distributors which have a lower margin than our domestic markets. Shipments to markets outside of North America represented 4.4% of total revenues versus 3.1% for the same period last year.

Over-the-Counter Drug Segment
Gross profit for the nine month period ended December 31, 2006 increased $10.1 million, or 13.8%, versus the comparable period in 2005. As a percent of OTC revenue, gross profit increased from 63.0% for the same period last year to 63.3% during the current period. The increase in gross profit percentage was primarily a result of favorable sales mix and a reduction in distribution costs resulting from lower oil prices, partially offset by higher packaging costs and increased shipments to non-North American distributors which have a lower gross margin than our domestic markets.

Household Cleaning Segment
Gross profit for the nine month period ended December 31, 2006 increased $4.2 million, or 13.5%, versus the comparable period in 2005. As a percent of household cleaning revenue, gross profit decreased from 39.3% for the same period last year to 39.1% during the current period. The decrease in gross profit percentage is primarily a result of increased product costs and an increase in Chore Boy sales which have a lower margin than the segment average, partially offset by royalties earned, with no associated costs, from our international and institutional licensing arrangements with Procter & Gamble

Personal Care Segment
Gross profit for the nine month period ended December 31, 2006 decreased $1.4 million, or 15.6%, versus the comparable period in 2005. As a percent of personal care revenue, gross profit decreased from 43.0% for the same period last year to 41.0% during the current period. The decrease in gross profit percentage is a result of increased promotional pricing allowances and product costs.

Contribution Margin
	FYE 2007 Contribution Margin	%	FYE 2006 Contribution Margin	%	Increase (Decrease)%

OTC Drug	$63,656	48.4	$54,963	47.3	$8,693	15.8
Household Cleaning	29,873	33.2	25,742	32.6	4,131	16.0
Personal Care	6,910	36.2	6,418	29.7	492	7.7

	$100,439	41.7	$87,123	40.2	$13,316	15.3

Contribution margin, defined as gross profit less advertising and promotional expenses, increased $13.3 million, or 15.3% for the nine month period ended December 31, 2006 versus the comparable period of 2005. The contribution margin increase was a result of the increase in sales and gross profit as previously discussed, and a

$498,000, or 1.9% reduction in advertising and promotional spending. The reduction in advertising and promotional spending is primarily a result of $1.9 million reduction in the Personal Care segment partially offset by an increase of $1.4 million in the Over-the-Counter Drug segment.

Over-the-Counter Drug Segment
Contribution margin in the Over-the-Counter Drug segment increased by $8.7 million, or 15.8%, for the nine month period ended December 31, 2006 versus the comparable period of 2005. The contribution margin increase was a result of the increase in sales and gross profit as previously discussed, partially offset with a $1.4 million, or a 7.6%, increase in advertising and promotional spending. The increase in advertising and promotional spending was primarily a result of increased media behind The Doctor’s Nightguard and Murine, Little Remedies print media and Chloraseptic promotional spending, partially offset by a reduction in Clear eyes and New Skin media.

Household Cleaning Segment
Contribution margin in the household cleaning segment increased by $4.1 million, or 16.0%, for the nine month period ended December 31, 2006 versus the comparable period of 2005. The contribution margin increase was a result of the sales and gross profit increase previously discussed, slightly offset with a $59,000, or a 1.1% increase in advertising and promotional spending. The increase is a result of a modest reduction of Comet media and promotional spending partially offset by increased spending resulting from the Chore Boy acquisition.

Personal Care Segment
Contribution margin of the personal care segment was up $492,000, or 7.7% for the nine month period ended December 31, 2006 versus the comparable period of 2005. The contribution margin increase was primarily the result of a $1.9 million, or 67.5%, reduction in advertising and promotion spending versus the comparable period in 2005, partially offset by the gross profit decline as previously discussed. The reduction in advertising and promotion was due to the Company's strategic decision to redeploy advertising and promotional funds in support of its growth brands in the OTC drug segment.

General and Administrative
General and administrative expenses were $20.8 million for the nine month period ended December 31, 2006 versus $15.2 million for the comparable period of 2005. The increase was primarily related to additional staff added during the second half of our fiscal year ended March 31, 2006, severance compensation related to the departure of a member of management during the three month period ended June 30, 2006, increased stock-based compensation costs, as well as increased legal and professional fees.

Depreciation and Amortization
Depreciation and amortization expense was $7.6 million for the nine month period ended December 31, 2006 versus $8.1 million for the comparable period of 2005. An increase in amortization related to intangible assets purchased in the Wartner and Dental Concepts acquisitions was partially offset by a reduction of the carrying value of certain trademarks. During the three month period ended March 31, 2006, the Company recognized an asset impairment charge of approximately $7.4 million related to intangible assets in the Personal Care segment. Depreciation expense decreased by $879,000 for the nine month period ended December 31, 2006 versus the comparable period of 2005 due to the absence of depreciation charges for manufacturing equipment that was fully depreciated as of January 31, 2006.

Interest Expense
Net interest expense was $29.7 million for the nine month period ended December 31, 2006 versus $26.7 million for the comparable period of 2005. This represented an increase of $3.0 million, or 11.2%, from the prior period. The increase in interest expense was due to the increase in interest rates associated with our variable rate indebtedness. The average cost of funds increased from 7.1% for the three month period ended December 30, 2005 to 8.1% for the three month period ended December 31, 2006.

Income Taxes
The income tax provision for the nine month period ended December 31, 2006 was $14.7 million, with an effective rate of 34.6%, compared to $14.5 million, with an effective rate of 39.0% for period ended December 31, 2005. During the three month period ended March 31, 2006, the Company increased the effective tax rate to 39.1% and adjusted the deferred tax liabilities as a result of the completion of a state nexus study. The current period includes a $1.7 million tax benefit resulting from a reduction in the deferred income tax rate to 38.6% from 39.1% as a result of the implementation of initiatives to obtain operational, as well as tax, efficiencies.

Liquidity and Capital Resources
We have financed and expect to continue to finance our operations with a combination of internally generated funds and borrowings. In February 2005, we completed an initial public offering that provided the Company with net proceeds of $416.8 million which were used to repay the $100.0 million outstanding under the Tranche C Facility of our Senior Credit Facility, to redeem $84.0 million in aggregate principal amount of our existing 9.25% Senior Notes, to repurchase common stock held by the GTCR funds and the TCW/Crescent funds, and to redeem all of the outstanding senior preferred units and class B preferred units held by previous investors in Prestige International Holdings, LLC, the predecessor-in-interest to Prestige Brands Holdings, Inc. Effective upon the completion of the IPO, we entered into an amendment to the credit agreement that, among other things, allows us to increase the indebtedness under our Tranche B Term Loan Facility to $200.0 million and allows for an increase in our Revolving Credit Facility up to $60.0 million. Our principal uses of cash are for operating expenses, debt service, acquisitions, working capital and capital expenditures.

	Nine Months Ended December 31
(In thousands)	2006	2005
Cash provided by (used for):
Operating Activities	$55,289	$35,836
Investing Activities	(31,285)	(53,630)
Financing Activities	(27,402)	22,106

Net cash provided by operating activities was $55.3 million for the nine month period ended December 31, 2006 compared to $35.8 million for the nine month period ended December 31, 2005. The $19.5 million increase in net cash provided by operating activities was primarily the result of the following:

•	An increase of net income of $5.1 million from $22.6 million for the nine month period ended December 31, 2005 to $27.7 million for the nine month period ended December 31, 2006,
•	A decrease in non-cash expenses of $3.4 million for the nine month period ended December 31, 2006 compared to the nine month period ended December 31, 2005, and
•	An increase in cash provided by changes in the components of working capital for the nine month period ended December 31, 2006 of $17.8 million over the nine month period ended December 31, 2005.

Net cash used for investing activities was $31.3 million for the nine month period ended December 31, 2006 compared to $53.6 million for the nine month period ended December 31, 2005. The net cash used for investing activities for the nine month period ended December 31, 2006, was primarily the result of the acquisition of Wartner USA B.V., while during the nine month period ended December 31, 2005, cash was used primarily for the acquisition of the Chore Boy® brand of cleaning pads and sponges and The Doctor’s® brand of therapeutic oral care products.

Net cash used for financing activities was $27.4 million for the nine month period ended December 31, 2006, compared to net cash provided by financing activities of $22.1 million for the nine month period ended December 31, 2005. During the three month period ended December 31, 2006, the Company repaid $18.5 million of indebtedness with cash generated from operations. This brought the aggregate debt reduction during the nine month period ended December 31, 2006 to $27.4 million, thereby reducing our outstanding indebtedness to $471.2 million from $498.6 million at March 31, 2006. During the nine month period ended December 31, 2005, the Company incurred $30.0 million of indebtedness related to our Revolving Credit Facility which was drawn upon in November 2005 to fund the acquisition of Dental Concepts LLC. This was partially offset by repayment of $7.8 million of indebtedness during the period.

Capital Resources

As of December 31, 2006, we had an aggregate of $471.2 million of outstanding indebtedness, which consisted of the following:

•	$345.2 million of borrowings under the Tranche B Term Loan Facility, and

•	$126.0 million of 9.25% Senior Notes due 2012.

We had $60.0 million of borrowing capacity available under the Revolving Credit Facility at such time, as well as $200.0 million available under the Tranche B Term Loan Facility.

All loans under the Senior Credit Facility bear interest at floating rates, based on either the prime rate, or at our option, the LIBOR rate, plus an applicable margin. As of December 31, 2006, an aggregate of $345.2 million was outstanding under the Senior Credit Facility at a weighted average interest rate of 7.71%.

In June 2004, we purchased a 5% interest rate cap agreement with a notional amount of $20.0 million which expired in June 2006. In March 2005, we purchased interest rate cap agreements that became effective August 30, 2005, with a total notional amount of $180.0 million and LIBOR cap rates ranging from 3.25% to 3.75%. On May 31, 2006, an interest rate cap agreement with a notional amount of $50.0 million and a 3.25% cap rate expired. The remaining interest rate cap agreements terminate on May 30, 2007 and 2008 as to notional amounts of $80.0 million and $50.0 million, respectively. The fair value of the interest rate cap agreements was $1.8 million at December 31, 2006.

The Tranche B Term Loan Facility matures in October 2011. We must make quarterly amortization payments on the Tranche B Term Loan Facility equal to $887,500, representing 0.25% of the initial principal amount of the term loan. The Revolving Credit Facility matures and the commitments relating to the Revolving Credit Facility terminate in April 2009.

Effective as of December 19, 2006: (i) a Second Supplemental Indenture (“Second Supplemental Indenture”), and (ii) a Guaranty Supplement (“Indenture Guaranty Supplement”) were entered into with the trustee for the holders of the Senior Notes. The Second Supplemental Indenture supplements and amends the indenture, dated as of April 6, 2004, as amended on October 6, 2004 (“Indenture”). Pursuant to the terms of the Second Supplemental Indenture and the Indenture Guaranty Supplement, the Company agreed to guaranty all the obligations of Prestige Brands, Inc., an indirect wholly-owned subsidiary of the Company (“PBI”), set forth in the Indenture. The Second Supplemental Indenture also amended the covenant requiring Prestige Brands International, LLC (“Prestige Brands International”), an indirect wholly-owned subsidiary of the Company, to file periodic reports with the Securities and Exchange Commission (“SEC”) pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). So long as the Company or any other guarantor is required to file periodic reports under Section 13 or 15(d) of the Exchange Act that are substantially the same as the periodic reports that Prestige Brands International would otherwise be required to file with the SEC pursuant to the Indenture, Prestige Brands International is not required to file such reports.

Also effective as of December 19, 2006, a Joinder Agreement (“Joinder Agreement”) and a Guaranty Supplement (“Credit Agreement Guaranty Supplement”) were entered into with the administrative agent for the lenders under the Senior Credit Facility. Pursuant to the terms of the Joinder Agreement and the Credit Agreement Guaranty Supplement, the Company agreed to become a party to the Pledge and Security Agreement (“Security Agreement”) and the Guaranty (“Credit Agreement Guaranty”), each dated as of April 6, 2004, by PBI and certain of its affiliates in favor of the lenders. The Security Agreement and the Credit Agreement Guaranty secure the performance by PBI of its obligations under the Credit Agreement, dated as of April 6, 2004, as amended (“Credit Agreement”), by granting security interests to the Company’s lenders in collateral owned by the Company and providing guaranties of such obligations by certain of PBI’s affiliates.

The Revolving Credit Facility and the Tranche B Term Loan Facility contain various financial covenants, including provisions that require us to maintain certain leverage ratios, interest coverage ratios and fixed charge coverage ratios. The Revolving Credit Facility and the Tranche B Term Loan Facility, as well as the Senior Notes, contain provisions that accelerate our indebtedness on certain changes in control and restrict us from undertaking specified corporate actions, including, asset dispositions, acquisitions, payment of dividends and other specified payments, repurchasing the Company’s equity securities in the public markets, incurrence of indebtedness, creation of liens, making loans and investments and transactions with affiliates. Specifically, we must:

•	have a leverage ratio of less than 5.0 to 1.0 for the quarter ended December 31, 2006, decreasing over time to 3.75 to 1.0 for the quarter ending September 30, 2010, and remaining level thereafter,

•	have an interest coverage ratio of greater than 2.75 to 1.0 for the quarter ended December 31, 2006, increasing over time to 3.25 to 1.0 for the quarter ending March 31, 2010, and

•	have a fixed charge coverage ratio of greater than 1.5 to 1.0 for the quarter ended December 31, 2006, and for each quarter thereafter until the quarter ending March 31, 2011.

At December 31, 2006, we were in compliance with the applicable financial and restrictive covenants under the Senior Credit Facility and the Indenture, as amended, governing the Senior Notes.

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

Commitments

As of December 31, 2006, we had ongoing commitments under various contractual and commercial obligations as follows:

	Payments Due by Period
(In Millions)		Less than	1 to 3	4 to 5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years

Long-term debt	$471.2	$3.5	$7.1	$334.6	$126.0
Interest on long-term debt (1)	173.5	38.4	75.9	55.8	3.4
Operating leases	1.7	0.7	.9	0.1	--

Total contractual cash obligations	$646.4	$42.6	$83.9	$390.5	$129.4

(1)
Represents the estimated interest obligations on the outstanding balances of the Revolving Credit Facility, Tranche B Term Loan Facility and Senior Notes, together, assuming scheduled principal payments (based on the terms of the loan agreements) were made and assuming a weighted average interest rate of 8.12%. Estimated interest obligations would be different under different assumptions regarding interest rates or timing of principal payments. If interest rates on borrowings with variable rates increased by 1%, interest expense would increase approximately $3.4 million, in the first year. However, given the protection afforded by the interest rate cap agreements, the impact of a one percentage point increase would be limited to $2.2 million.

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are described in the notes to the unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q, as well as in our Annual Report on Form 10-K for the year ended March 31, 2006. While all significant accounting policies are important to our consolidated financial statements, certain of these policies may be viewed as being critical. Such policies are those that are both most important to the portrayal of our financial condition and results from operations and require our most difficult, subjective and complex estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses or the related disclosure of contingent assets and liabilities. These estimates are based upon our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different conditions. The most critical accounting policies are as follows:

Revenue Recognition
We comply with the provisions of Securities and Exchange Commission Staff Accounting Bulletin 104 “Revenue Recognition,” which states that revenue should be recognized when the following revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists; (2) the product has been shipped and the customer takes ownership and assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. We have determined that the transfer of risk of loss generally occurs when product is received by the customer, and, accordingly recognize revenue at that time. Provision is made for estimated discounts related to customer payment terms and estimated product returns at the time of sale based on our historical experience.

As is customary in the consumer products industry, we participate in the promotional programs of our customers to enhance the sale of our products. The cost of these promotional programs varies based on the actual number of units sold during a finite period of time. We estimate the cost of such promotional programs at their inception based on historical experience and current market conditions and reduce sales by such estimates. These promotional programs consist of direct to consumer incentives such as coupons and temporary price reductions, as well as incentives to our customers, such as slotting fees and cooperative advertising. We do not provide incentives to customers for the acquisition of product in excess of normal inventory quantities since such incentives increase the potential for future returns, as well as reduce sales in the subsequent fiscal periods.

Estimates of costs of promotional programs are based on (i) historical sales experience, (ii) the current offering, (iii) forecasted data, (iv) current market conditions, and (v) communication with customer purchasing/marketing personnel. At the completion of the promotional program, the estimated amounts are adjusted to actual results. While our promotional expense for the year ended March 31, 2006 was $13.3 million, we participated in 4,700 promotional campaigns, resulting in an average cost of $2,800 per campaign. Of such amount, only 845 payments were in excess of $5,000. We believe that the estimation methodologies employed, combined with the nature of the promotional campaigns, makes the likelihood remote that our obligation would be misstated by a material amount. However, for illustrative purposes, had we underestimated the promotional program rate by 10% for the three and nine month periods ended December 31, 2006, our sales and operating income would have been adversely affected by approximately $352,000 and $1.0 million, respectively.

We also periodically run couponing programs in Sunday newspaper inserts or as on-package instant redeemable coupons. We utilize a national clearing house to process coupons redeemed by customers. At the time a coupon is distributed, a provision is made based upon historical redemption rates for that particular product, information provided as a result of the clearing house’s experience with coupons of similar dollar value, the length of time the coupon is valid, and the seasonality of the coupon drop, among other factors. During the year ended March 31, 2006, we had 20 coupon events. The amount recorded against revenues  and accrued for these events during the year was $2.7 million, of which $2.4 million was redeemed during the year. During the nine month period ended December 31, 2006, we had 14 coupon events. The amount recorded against revenues  and accrued for these events during the three and nine month periods ended December 31, 2006 was $700,000 and $2.2 million, respectively, of which $600,000 and $2.0 million, respectively, was redeemed during each period.

Allowances for Product Returns
Due to the nature of the consumer products industry, we are required to estimate future product returns. Accordingly, we record an estimate of product returns concurrent with the recording of sales. Such estimates are made after analyzing (i) historical return rates, (ii) current economic trends, (iii) changes in customer demand, (iv) product acceptance, (v) seasonality of our product offerings, and (vi) the impact of changes in product formulation, packaging and advertising.

We construct our returns analysis by looking at the previous year’s return history for each brand. Subsequently, each month, we estimate our current return rate based upon an average of the previous six months’ return rate and review that calculated rate for reasonableness giving consideration to the other factors described above. Our historical return rate has been relatively stable; for example, for the years ended March 31, 2006, 2005 and 2004, returns represented 3.5%, 3.6% and 3.6%, respectively, of gross sales. At December 31, 2006 and March 31, 2006, the allowance for sales returns was $1.8 million and $1.7 million, respectively.

While we utilize the methodology described above to estimate product returns, actual results may differ materially from our estimates, causing our future financial results to be adversely affected. Among the factors that could cause a material change in the estimated return rate would be significant unexpected returns with respect to a product or products that comprise a significant portion of our revenues. Based upon the methodology described above and our actual returns’ experience, management believes the likelihood of such an event is remote. As noted, over the last three years, our actual product return rate has stayed within a range of 3.5% to 3.6% of gross sales. An increase of 0.1% in our estimated return rate as a percentage of gross sales would have adversely affected our reported sales and operating income for the three and nine month periods ended December 31, 2006 by approximately $92,000 and $279,000, respectively.

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

Many of our products are subject to expiration dating. As a general rule our customers will not accept goods with expiration dating of less than 12 months from the date of delivery. To monitor this risk, management utilizes a detailed compilation of inventory with expiration dating between zero and 15 months and reserves for 100% of the cost of any item with expiration dating of 12 months or less. At December 31, 2006 and March 31, 2006, the allowance for obsolete and slow moving inventory represented 4.0% and 2.9%, respectively, of total inventory. A 1.0% increase in our allowance for obsolescence at December 31, 2006 would have adversely affected our reported operating income for the three and nine month periods ended December 31, 2006 by approximately $331,000. During the three months ended December 31, 2006, the Company recorded a $39,000 credit, or 0.05% of net sales, to operations for changes in inventory obsolescence costs while during the nine month period ended December 31, 2006, inventory obsolescence costs charged to operations were $801,000, or 0.33% of net sales.

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

We establish specific reserves for those accounts which file for bankruptcy, have no payment activity for 180 days or have reported major negative changes to their financial condition. The allowance for bad debts at December 31, 2006 and March 31, 2006 amounted to 0.2% and 0.3%, respectively, of accounts receivable. For the three month period ended December 31, 2006 we recorded bad debt expense of $37,500. Bad debt expense for the nine month period ended December 31, 2006 was favorably influenced by a $67,000 recovery during the three month period ended June 30, 2006, and amounted to $25,100.

While management believes that it is diligent in its evaluation of the adequacy of the allowance for doubtful accounts, an unexpected event, such as the bankruptcy filing of a major customer, could have an adverse effect on our future financial results. A 0.1% increase in our bad debt expense as a percentage of net sales would have resulted in a decrease in operating income for the three and nine month periods ended December 31, 2006 of approximately $80,000 and $239,000, respectively.

Valuation of Intangible Assets and Goodwill
Goodwill and intangible assets amounted to $963.7 million and $935.1 million at December 31, 2006 and March 31, 2006, respectively. As of December 31, 2006, goodwill and intangible assets were apportioned among our three operating segments as follows:

	Over-the-Counter Drug	Household Cleaning	Personal Care	Consolidated

Goodwill	$228,628	$72,549	$2,751	$303,928

Intangible assets
Indefinite lived	374,070	170,893	--	544,963
Finite lived	96,676	24	18,121	114,821
	470,746	170,917	18,121	659,784

	$699,374	$243,466	$20,872	$963,712

Our Clear Eyes®, New-Skin®, Chloraseptic® and Compound W® brands comprise the majority of the value of the intangible assets within the Over-The-Counter segment. Denorex®, Cutex® and Prell® comprised substantially all of the intangible asset value within the Personal Care segment. The Comet®, Spic and Span® and Chore Boy® brands comprise substantially all of the intangible asset value within the Household Cleaning segment.

Goodwill and intangible assets comprise substantially all of our assets. Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed in a purchase business combination. Intangible assets generally represent our trademarks, brand names and patents. When we acquire a brand, we are required to make judgments regarding the value assigned to the associated intangible assets, as well as their respective useful lives. Management considers many factors, both prior to and after, the acquisition of an intangible asset in determining the value, as well as the useful life, assigned to each intangible asset that the Company acquires or continues to own and promote. The most significant factors are:

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
Recent sales results present a snapshot as to how the brand has performed in the most recent time periods and represent another factor in the determination of brand value. In addition, projected sales growth provides information about the strength and potential longevity of the brand. A brand that has both strong current and projected sales generally warrants a higher valuation and a longer life than a brand that has weak or declining sales. Similarly, consideration is given to the potential investment, in the form of advertising and promotion, that is required to reinvigorate a brand that has fallen from favor.

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

To assist in the valuation process, management engages an independent valuation firm to provide an evaluation of the acquired intangibles. After consideration of the factors described above, as well as current economic conditions and changing consumer behavior, management prepares a determination of the intangible’s value and useful life based on its analysis of the requirements of Statements No. 141 and No. 142. Under Statement No. 142, goodwill and indefinite-lived intangible assets are no longer amortized, but must be tested for impairment at least annually. Intangible assets with finite lives are amortized over their respective estimated useful lives and must also be tested for impairment.

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

Finite-Lived Intangible Assets
As mentioned above, management performs an annual review, or more frequently if necessary, to ascertain the impact of events and circumstances on the estimated useful lives and carrying values of our trademarks and trade names. In connection with this analysis, management:

•	Reviews period-to-period sales and profitability by brand,
•	Analyzes industry trends and projects brand growth rates,
•	Prepares annual sales forecasts,
•	Evaluates advertising effectiveness,
•	Analyzes gross margins,
•	Reviews contractual benefits or limitations,
•	Monitors competitors’ advertising spend and product innovation,
•	Prepares projections to measure brand viability over the estimated useful life of the intangible asset, and
•	Considers the regulatory environment, as well as industry litigation.

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

In connection with this analysis, management also tests the indefinite-lived intangible assets for impairment by comparing the carrying value of the intangible asset to its estimated fair value. Since quoted market prices are seldom available for trademarks and trade names such as ours, we utilize present value techniques to estimate fair value. Accordingly, management’s projections are utilized to assimilate all of the facts, circumstances and expectations related to the trademark or trade name and estimate the cash flows over its useful life. In performing this analysis, management considers the same types of information as listed above in regards to finite-lived intangible assets. Once that analysis is completed, a discount rate is applied to the cash flows to estimate fair value. Future events, such as competition, technological advances and reductions in advertising support for our trademarks and trade names could cause subsequent evaluations to utilize different assumptions.

Goodwill
As part of its annual test for impairment of goodwill, management estimates the discounted cash flows of each reporting unit, which is at the brand level, and one level below the operating segment level, to estimate their respective fair values. In performing this analysis, management considers the same types of information as listed above in regards to finite-lived intangible assets. In the event that the carrying amount of the reporting unit exceeds the fair value, management would then be required to allocate the estimated fair value of the assets and liabilities of the reporting unit as if the unit was acquired in a business combination, thereby revaluing the carrying amount of goodwill. In a manner similar to indefinite-lived assets, future events, such as competition, technological advances and reductions in advertising support for our trademarks and trade names could cause subsequent evaluations to utilize different assumptions.

In estimating the value of trademarks and trade names, as well as goodwill, at March 31, 2006, management applied a discount rate of 10.3%, the Company’s then current weighted-average cost of funds, to the estimated cash flows; however that rate, as well as future cash flows may be influenced by such factors, including (i) changes in interest rates, (ii) rates of inflation, or (iii) sales or contribution margin reductions. In the event that the carrying value exceeded the estimated fair value of either intangible assets or goodwill, we would be required to recognize an impairment charge. Additionally, continued decline of the fair value ascribed to an intangible asset or a reporting unit caused by external factors may require future impairment charges.

During the three month period ended March 31, 2006, we recorded non-cash charges related to the impairment of intangible assets and goodwill of the Personal Care segment of $7.4 million and $1.9 million, respectively, because the carrying amounts of these “branded” assets exceeded their fair market values primarily as a result of declining sales caused by product competition. Should the related fair values of goodwill and intangible assets continue to be adversely affected as a result of declining sales or margins caused by competition, technological advances or reductions in advertising and promotional expenses, the Company may be required to record additional impairment charges.

Stock-Based Compensation
During 2006, we adopted FASB Statement No. 123(R), “Share-Based Payment” (“Statement No. 123(R)”) with the initial grants of restricted stock and options to purchase common stock to employees and directors in accordance with the provisions of the Plan. Statement No. 123(R) requires us to measure the cost of services to be rendered based on the grant-date fair value of the equity award. Compensation expense is to be recognized over the period which an employee is required to provide service in exchange for the award, generally referred to as the requisite service period. Information utilized in the determination of fair value includes the following:

•	Type of instrument (i.e.: restricted shares vs. an option, warrant or performance shares),
•	Strike price of the instrument,
•	Market price of the Company’s common stock on the date of grant,

•	Discount rates,
•	Duration of the instrument, and
•	Volatility of the Company’s common stock in the public market.

Additionally, management must estimate the expected attrition rate of the recipients to enable it to estimate the amount of non-cash compensation expense to be recorded in our financial statements. While management uses diligent analysis to estimate the respective variables, a change in assumptions or market conditions, as well as changes in the anticipated attrition rates, could have a significant impact on the future amounts recorded as non-cash compensation expense. The Company recorded non-cash compensation expense of $215,000 during the three month period ended December 31, 2006, and net non-cash compensation of $439,000 for the nine month period ended December 31, 2006. During the three month period ended June 30, 2006, the Company recorded a net non-cash compensation credit of $9,000 as a result of the reversal of compensation charges in the amount of $142,000 associated with the departure of a former member of management. The Company recorded non-cash compensation expense of $119,000 during the three month period ended December 31, 2005 and $230,000 during the nine month period ended December 31, 2005.

Recent Accounting Pronouncements
In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs” (“Statement No. 151”). Statement No. 151 amended the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing”, and requires the exclusion of certain costs, such as abnormal amounts of freight, handling costs and manufacturing overhead, from inventories. Additionally, Statement No. 151 requires the allocation of fixed production overhead to inventory based on normal capacity of the production facilities. The provisions of Statement No. 151 are effective for costs incurred during fiscal years beginning after June 15, 2005. The adoption of Statement No. 151 did not have a material impact on the Company’s financial condition, results of operations or cash flows for the three and nine month periods ended December 31, 2006.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement 109” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109. FIN 48 is effective for fiscal years beginning after December 15, 2006, and prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. While the Company has not completed a comprehensive analysis of FIN 48, the adoption of FIN 48 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“Statement No. 157”) to address inconsistencies in the definition and determination of fair value pursuant to generally accepted accounting principles (“GAAP”). Statement No. 157 provides a single definition of fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements in an effort to increase comparability related to the recognition of market-based assets and liabilities and their impact on earnings. Statement No. 157 is effective for interim financial statements issued during the fiscal year beginning after November 15, 2007.

Management has reviewed and continues to monitor the actions of the various financial and regulatory reporting agencies and is currently not aware of any other pronouncement that could have a material impact on our consolidated financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements or financing activities with special-purpose entities.

Inflation
Inflationary factors such as increases in the costs of raw materials, packaging materials, purchased product and overhead may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial condition or results from operations for the periods referred to above, a high rate of inflation in the future could have a material adverse effect on our business, financial condition or results from operations. The recent volatility of crude oil prices has had a slightly favorable impact on transportation costs, as well as, certain petroleum based raw materials and packaging material as compared to recent prior periods. Although the Company takes efforts to minimize the impact of inflationary factors, including raising prices to our customers, a high rate of pricing volatility associated with crude oil supplies may have an adverse effect on our business, financial condition or future operating results.

Seasonality
The first quarter of our fiscal year typically has the lowest level of revenue due to the seasonal nature of certain of our brands relative to the summer and winter months. In addition, the first quarter is the least profitable quarter due the increased advertising and promotional spending to support those brands with a summer selling season, such as Compound W, Wartner, Cutex and New Skin. The Company’s advertising and promotional campaign in the third quarter influence sales in the fourth quarter winter months. Additionally, the fourth quarter typically has the lowest level of advertising and promotional spending as a percent of revenue.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), including, without limitation, information within Management’s Discussion and Analysis of Financial Condition and Results of Operations. The following cautionary statements are being made pursuant to the provisions of the PSLRA and with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA. Although we believe that our expectations are based on reasonable assumptions, actual results may differ materially from those in our forward-looking statements.

Forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required under federal securities laws and the rules and regulations of the SEC, we do not have any intention to update any forward-looking statements to reflect events or circumstances arising after the date of this Quarterly Report on Form 10-Q, whether as a result of new information, future events or otherwise. As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on forward-looking statements included in this Quarterly Report on Form 10-Q or that may be made elsewhere from time to time by, or on behalf of, us. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

Our forward-looking statements generally can be identified by the use of words or phrases such as “believe,” “anticipate,” “expect,” “estimate,” “project,” “will be,” “will continue,” “will likely result,” or other similar words and phrases. Forward-looking statements and our plans and expectations are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, and our business in general is subject to such risks. For more information, see “Risk Factors” contained in Part I, Item 1A of our Annual Report on Form 10-K, as well as the additional risk factors disclosures contained in Part II, Item 1A, of our Quarterly Report on Form 10-Q for the period ended September 30, 2006. In addition, our expectations or beliefs concerning future events involve risks and uncertainties, including, without limitation:

•	general economic conditions affecting our products and their respective markets,

•	the high level of competition in our industry and markets,

•	our dependence on a limited number of customers for a large portion of our sales,

•	disruptions in our distribution center,

•	acquisitions or other strategic transactions diverting managerial resources, or incurrence of additional liabilities or integration problems associated with such transactions,

•	changing consumer trends or pricing pressures which may cause us to lower our prices,

•	increases in supplier prices,

•	increases in transportation fees and fuel charges,

•	changes in our senior management team,

•	our ability to protect our intellectual property rights,

•	our dependency on the reputation of our brand names,

•	shortages of supply of sourced goods or interruptions in the manufacturing of our products,

•	our level of debt, and ability to service our debt,

•	any adverse judgment rendered in any pending litigation or arbitration,

•	our ability to obtain additional financing, and

•	the restrictions imposed by our senior credit facility and the indenture on our operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in interest rates because our senior credit facility is variable rate debt. Interest rate changes, therefore, generally do not affect the market value of such debt, but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. At December 31, 2006, we had variable rate debt of approximately $345.2 million related to our Tranche B term loan.

In an effort to protect the Company from the adverse impact that rising interest rates would have on our variable rate debt, we have entered into various interest rate cap agreements to hedge this exposure. In June 2004, we purchased a 5% interest rate cap agreement with a notional amount of $20.0 million which terminated in June 2006. In March 2005, we purchased interest rate cap agreements that became effective August 30, 2005, with a total notional amount of $180.0 million and LIBOR cap rates ranging from 3.25% to 3.75%. On May 31, 2006, an interest rate cap agreement with a notional amount of $50.0 million and a 3.25% cap rate expired. The remaining interest rate cap agreements terminate on May 30, 2007 and 2008 as to notional amounts of $80.0 million and $50.0 million, respectively.

Holding other variables constant, including levels of indebtedness, a one percentage point increase in interest rates on our variable rate debt would have an adverse impact on pre-tax earnings and cash flows for fiscal 2007 of approximately $3.4 million. However, given the protection afforded by the interest rate cap agreements, the impact of a one percentage point increase would be limited to $2.2 million. The fair value of the interest rate cap agreements was $1.8 million at December 31, 2006.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
The Company’s management, with the participation of its Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2006, the Company’s disclosure controls and procedures were effective to ensure that material information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There were no changes during the quarter ended December 31, 2006 in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company and certain of its officers and directors are defendants in a consolidated putative securities class action lawsuit filed in the United States District Court for the Southern District of New York (the “Consolidated Action”). The first of the six consolidated cases was filed on August 3, 2005. Plaintiffs purport to represent a class of stockholders of the Company who purchased shares between February 9, 2005 through November 15, 2005. Plaintiffs also name as defendants the underwriters in the Company’s initial public offering and a private equity fund that was a selling stockholder in the offering. The District Court has appointed a Lead Plaintiff. On December 23, 2005, the Lead Plaintiff filed a Consolidated Class Action Complaint, which asserted claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b), 20(a), and 20A of the Securities Exchange Act of 1934. The Lead Plaintiff generally alleged that the Company issued a series of materially false and misleading statements in connection with its initial public offering and thereafter in regard to the following areas: the accounting issues described in the Company’s press release issued on or about November 15, 2005; and the alleged failure to disclose that demand for certain of the Company’s products was declining and that the Company was planning to withdraw several products from the market. Plaintiffs seek an unspecified amount of damages. The Company filed a motion to dismiss the Consolidated Class Action Complaint in February 2006. On July 10, 2006, the Court dismissed all claims against the Company and the individual defendants arising under the Securities Exchange Act of 1934. Requests for discovery have been submitted and a motion by Plaintiffs for class certification is pending. The Company’s management believes the remaining claims are legally deficient and subject to meritorious defenses. The Company intends to vigorously pursue its defenses; however, the Company cannot reasonably estimate the potential range of loss, if any.

On May 23, 2006, Similasan Corporation filed a lawsuit against the Company in the United States District Court for the District of Colorado in which Similasan alleged false designation of origin, trademark and trade dress infringement, and deceptive trade practices by the Company related to Murine for Allergy Eye Relief, Murine for Tired Eye Relief and Murine for Earache Relief, as applicable. Similasan has requested injunctive relief, an accounting of profits and damages and litigation costs and attorneys’ fees. The Company has filed an answer to the complaint with a potentially dispositive motion. In addition to the lawsuit filed by Similasan in the U.S. District Court for the District of Colorado, the Company also received a cease and desist letter from Swiss legal counsel to Similasan and its parent company, Similasan AG, a Swiss company. In the cease and desist letter, Similasan and Similasan AG have alleged a breach of the Secrecy Agreement executed by the Company and demanded that the Company cease and desist from (i) using confidential information covered by the Secrecy Agreement; and (ii) manufacturing, distributing, marketing or selling certain of its homeopathic products. The complaint in the Colorado action has now been amended to include allegations relating to the breach of confidentiality’ and the Company has filed an answer and responsive motions. The Company’s management believes the allegations to be without merit and intends to vigorously pursue its defenses; however, the Company cannot reasonably estimate the potential range of loss, if any.

On September 28, 2006, OraSure Technologies, Inc. moved in the Supreme Court of the State of New York for a preliminary injunction prohibiting the Company from selling cryogenic wart removal products under the Wartner® brand, which the Company acquired on September 21, 2006. OraSure Technologies is a supplier to the Company for the Company’s Compound W Freeze Off® business. The distribution agreement in place calls for mediation of contract disputes, followed by arbitration, if necessary. The contract in question is of five years duration ending in December 2007. On October 30, 2006, the Court denied OraSure Technologies’ motion for a preliminary injunction. Subsequently, in a decision and order dated December 20, 2006, the Court denied a motion by OraSure Technologies for a rehearing regarding a preliminary injunction. An appeal was filed by OraSure in the Appellate Division of the Supreme Court of the State of New York on January 29, 2007, which the Company expects to answer in due course. The Company is now seeking resolution of the matter through arbitration.

The Company is also involved from time to time in other routine legal matters and other claims incidental to its business. The Company reviews outstanding claims and proceedings internally and with external counsel as necessary to assess probability of loss and for the ability to estimate loss. These assessments are re-evaluated each quarter and as new information becomes available to determine whether a reserve should be established or if any existing reserve should be adjusted. The actual cost of resolving a claim or proceeding ultimately may be substantially different than the amount of the recorded reserve. In addition, because it is not permissible under generally accepted accounting principles to establish a litigation reserve until the loss is both probable and estimable, in some cases there may be insufficient time to establish a reserve prior to the actual incurrence of the loss (upon verdict and judgment at trial, for example, or in the case of a quickly negotiated settlement). The Company believes the resolution of routine matters and other incidental claims, taking into account reserves and insurance, will not have a material adverse effect on its business, financial condition or results from operations.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended March 31, 2006, as supplemented by those additional risk factors disclosed in Part II, Item 1A, of our Quarterly Report on Form 10-Q for the period ended September 30, 2006, both of which are incorporated herein by reference.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no equity securities sold by the Company during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act of 1933, as amended.

The following table sets forth information with respect to purchases of shares of the Company’s common stock made during the quarter ended December 31, 2006, by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/06 - 10/31/06
11/1/06 - 11/30/06	2,300	$1.70	--	--
12/1/06 - 12/31/06

Total	2,300	$1.70	--	--

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.  EXHIBITS

4.1	Supplemental Indenture, dated as of October 6, 2004, among Vetco, Inc., Prestige Brands, Inc. and U.S. Bank, National Association.

4.2
Second Supplemental Indenture, dated as of December 19, 2006, by and among Prestige Brands, Inc., U.S. Bank, National Association, Prestige Brands Holdings, Inc., Dental Concepts LLC and Prestige International Holdings, LLC.

10.1
Joinder Agreement, dated as of December 19, 2006, by Prestige Brands Holdings, Inc., Prestige International Holdings, LLC and Dental Concepts LLC in favor of Citicorp North America, Inc., as Administrative Agent, to the Pledge and Security Agreement, dated as of April 6, 2004, by Prestige Brands, Inc. and its subsidiaries and affiliates listed on the signature pages thereof in favor of Citicorp North America, Inc., as Administrative Agent.

10.2
Guaranty, dated as of April 6, 2004, by Prestige Brands International, LLC and each of the other entities listed on the signature pages thereof in favor of Citicorp North America, Inc., as Administrative Agent.

10.3
Guaranty Supplement, dated as of December 19, 2006, by Prestige Brands Holdings, Inc., Prestige International Holdings, LLC and Dental Concepts LLC in favor of Citicorp North America, Inc., as Administrative Agent, to the Guaranty, dated as of April 6, 2004, among Prestige Brands International, LLC and certain subsidiaries and affiliates of Prestige Brands, Inc. listed on the signature pages thereof in favor of Citicorp North America, Inc., as Administrative Agent.

10.4	Letter Agreement, dated December 22, 2006, among Prestige Brands Holdings, Inc., Prestige Brands, Inc. and Gerard F. Butler.

10.5	Employment Agreement, dated as of January 19, 2007, by and between Prestige Brands Holdings, Inc. and Mark Pettie.

31.1	Certification of Principal Executive Officer of Prestige Brands Holdings, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer of Prestige Brands Holdings, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer of Prestige Brands Holdings, Inc. pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Principal Financial Officer of Prestige Brands Holdings, Inc. pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                Prestige Brands Holdings, Inc.
                      Registrant

Date:  February 9, 2007                                           By: /s/ PETER J. ANDERSON
Peter J. Anderson
Chief Financial Officer
(Principal Financial Officer and
Duly Authorized Officer)

Exhibit Index

4.1	Supplemental Indenture, dated as of October 6, 2004, among Vetco, Inc., Prestige Brands, Inc. and U.S. Bank, National Association.

4.2
Second Supplemental Indenture, dated as of December 19, 2006, by and among Prestige Brands, Inc., U.S. Bank, National Association, Prestige Brands Holdings, Inc., Dental Concepts LLC and Prestige International Holdings, LLC.

10.1
Joinder Agreement, dated as of December 19, 2006, by Prestige Brands Holdings, Inc., Prestige International Holdings, LLC and Dental Concepts LLC in favor of Citicorp North America, Inc., as Administrative Agent, to the Pledge and Security Agreement, dated as of April 6, 2004, by Prestige Brands, Inc. and its subsidiaries and affiliates listed on the signature pages thereof in favor of Citicorp North America, Inc., as Administrative Agent.

10.2
Guaranty, dated as of April 6, 2004, by Prestige Brands International, LLC and each of the other entities listed on the signature pages thereof in favor of Citicorp North America, Inc., as Administrative Agent.

10.3
Guaranty Supplement, dated as of December 19, 2006, by Prestige Brands Holdings, Inc., Prestige International Holdings, LLC and Dental Concepts LLC in favor of Citicorp North America, Inc., as Administrative Agent, to the Guaranty, dated as of April 6, 2004, among Prestige Brands International, LLC and certain subsidiaries and affiliates of Prestige Brands, Inc. listed on the signature pages thereof in favor of Citicorp North America, Inc., as Administrative Agent.

10.4	Letter Agreement, dated December 22, 2006, among Prestige Brands Holdings, Inc., Prestige Brands, Inc. and Gerard F. Butler.

10.5	Employment Agreement, dated as of January 19, 2007, by and between Prestige Brands Holdings, Inc. and Mark Pettie.

31.1	Certification of Principal Executive Officer of Prestige Brands Holdings, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer of Prestige Brands Holdings, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer of Prestige Brands Holdings, Inc. pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Principal Financial Officer of Prestige Brands Holdings, Inc. pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.